Form 10-Q
period 2023-06-30
CubeSmart; CubeSmart, L.P.
filed 2023-08-04
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2023
Common shares, $0.01 par value per share, of CubeSmart	224,808,576

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2023 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust (“REIT”) that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us” or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2023, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Storage properties	$7,323,638	$7,295,778
Less: Accumulated depreciation	(1,333,907)	(1,247,775)
Storage properties, net (including VIE assets of $142,326 and $167,180, respectively)	5,989,731	6,048,003
Cash and cash equivalents	9,220	6,064
Restricted cash	1,925	2,861
Loan procurement costs, net of amortization	4,591	5,182
Investment in real estate ventures, at equity	101,482	105,993
Assets held for sale	2,063	3,745
Other assets, net	172,137	153,982
Total assets	$6,281,149	$6,325,830

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,774,420	$2,772,350
Revolving credit facility	63,200	60,900
Mortgage loans and notes payable, net	130,070	162,918
Lease liabilities - finance leases	65,727	65,758
Accounts payable, accrued expenses and other liabilities	214,733	213,297
Distributions payable	111,280	111,190
Deferred revenue	40,245	38,757
Security deposits	1,086	1,087
Liabilities held for sale	1,402	1,773
Total liabilities	3,402,163	3,428,030

Noncontrolling interests in the Operating Partnership	63,352	57,419

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 224,797,239 and 224,603,462 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,248	2,246
Additional paid-in capital	4,132,621	4,125,478
Accumulated other comprehensive loss	(451)	(491)
Accumulated deficit	(1,333,148)	(1,301,030)
Total CubeSmart shareholders’ equity	2,801,270	2,826,203
Noncontrolling interests in subsidiaries	14,364	14,178
Total equity	2,815,634	2,840,381
Total liabilities and equity	$6,281,149	$6,325,830

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

REVENUES
Rental income	$225,910	$216,133	$449,494	$424,504
Other property related income	25,760	23,861	50,144	46,141
Property management fee income	9,135	8,670	17,695	16,584
Total revenues	260,805	248,664	517,333	487,229
OPERATING EXPENSES
Property operating expenses	74,821	73,472	145,948	144,039
Depreciation and amortization	50,358	79,046	100,687	161,603
General and administrative	14,325	13,725	28,999	28,250
Total operating expenses	139,504	166,243	275,634	333,892
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(23,544)	(23,055)	(47,235)	(45,879)
Loan procurement amortization expense	(1,041)	(959)	(2,081)	(1,916)
Equity in earnings of real estate ventures	790	680	3,341	974
Other	777	(493)	501	(9,656)
Total other expense	(23,018)	(23,827)	(45,474)	(56,477)
NET INCOME	98,283	58,594	196,225	96,860
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(616)	(379)	(1,230)	(671)
Noncontrolling interest in subsidiaries	212	143	450	324
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$97,879	$58,358	$195,445	$96,513

Basic earnings per share attributable to common shareholders	$0.43	$0.26	$0.87	$0.43
Diluted earnings per share attributable to common shareholders	$0.43	$0.26	$0.86	$0.43

Weighted average basic shares outstanding	225,388	224,960	225,342	224,812
Weighted average diluted shares outstanding	226,275	225,895	226,238	225,820

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

NET INCOME	$98,283	$58,594	$196,225	$96,860
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20	40	40
OTHER COMPREHENSIVE INCOME:	20	20	40	40
COMPREHENSIVE INCOME	98,303	58,614	196,265	96,900
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(616)	(379)	(1,230)	(672)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	212	143	450	324
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$97,899	$58,378	$195,485	$96,552

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2022	224,603	$2,246	$4,125,478	$(491)	$(1,301,030)	$2,826,203	$14,178	$2,840,381	$57,419
Distributions paid to noncontrolling interests in subsidiaries							(107)	(107)
Issuance of common shares, net			(91)			(91)		(91)
Issuance of restricted shares	22
Conversion from units to shares	8		361			361		361	(361)
Exercise of stock options	39	1	914			915		915
Amortization of restricted shares			1,171			1,171		1,171
Share compensation expense			730			730		730
Adjustment for noncontrolling interests in the Operating Partnership					(8,588)	(8,588)		(8,588)	8,588
Net income (loss)					97,566	97,566	(238)	97,328	614
Other comprehensive income				20		20		20
Common share distributions ($0.49 per share)					(110,524)	(110,524)		(110,524)	(695)
Balance at March 31, 2023	224,672	$2,247	$4,128,563	$(471)	$(1,322,576)	$2,807,763	$13,833	$2,821,596	$65,565
Contributions from noncontrolling interests in subsidiaries							797	797
Distributions paid to noncontrolling interests in subsidiaries							(54)	(54)
Issuance of common shares, net			(55)			(55)		(55)
Issuance of restricted shares	20
Exercise of stock options	105	1	1,800			1,801		1,801
Amortization of restricted shares			1,621			1,621		1,621
Share compensation expense			692			692		692
Adjustment for noncontrolling interests in the Operating Partnership					2,134	2,134		2,134	(2,134)
Net income (loss)					97,879	97,879	(212)	97,667	616
Other comprehensive income				20		20		20
Common share distributions ($0.49 per share)					(110,585)	(110,585)		(110,585)	(695)
Balance at June 30, 2023	224,797	$2,248	$4,132,621	$(451)	$(1,333,148)	$2,801,270	$14,364	$2,815,634	$63,352

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2021	223,918	$2,239	$4,088,392	$(570)	$(1,218,498)	$2,871,563	$18,597	$2,890,160	$108,220
Distributions paid to noncontrolling interests in subsidiaries							(2,033)	(2,033)
Issuance of common shares, net			(123)			(123)		(123)
Issuance of restricted shares	35
Conversion from units to shares	441	4	21,534			21,538		21,538	(21,538)
Exercise of stock options	40	1	1,225			1,226		1,226
Amortization of restricted shares			519			519		519
Share compensation expense			636			636		636
Adjustment for noncontrolling interest in the Operating Partnership					10,356	10,356		10,356	(10,356)
Net income (loss)					38,155	38,155	(181)	37,974	292
Other comprehensive income				19		19		19	1
Common share distributions ($0.43 per share)					(96,817)	(96,817)		(96,817)	(628)
Balance at March 31, 2022	224,434	$2,244	$4,112,183	$(551)	$(1,266,804)	$2,847,072	$16,383	$2,863,455	$75,991
Distributions paid to noncontrolling interests in subsidiaries							(61)	(61)
Issuance of common shares, net			(42)			(42)		(42)
Issuance of restricted shares	19	1				1
Amortization of restricted shares			1,373			1,373		1,373
Share compensation expense			635			635		635
Adjustment for noncontrolling interest in the Operating Partnership					13,349	13,349		13,349	(13,349)
Net income (loss)					58,358	58,358	(143)	58,215	379
Other comprehensive income				20		20		20
Common share distributions ($0.43 per share)					(96,819)	(96,819)		(96,819)	(628)
Balance at June 30, 2022	224,453	$2,245	$4,114,149	$(531)	$(1,291,916)	$2,823,947	$16,179	$2,840,125	$62,393

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$196,225	$96,860
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	102,768	163,519
Non-cash portion of interest expense related to finance leases	(31)	(30)
Equity in earnings of real estate ventures	(3,341)	(974)
Equity compensation expense	4,985	4,505
Accretion of fair market value adjustment of debt	(531)	(551)
Changes in other operating accounts:
Other assets	(18,888)	(493)
Accounts payable and accrued expenses	14,097	18,602
Other liabilities	1,487	2,866
Net cash provided by operating activities	$296,771	$284,304
Investing Activities
Acquisitions of storage properties	—	(68,543)
Additions and improvements to storage properties	(25,274)	(17,612)
Development costs	(27,718)	(13,311)
Investment in real estate ventures	(10)	(10)
Cash distributed from real estate ventures	7,862	6,208
Proceeds from sale of real estate, net	—	43,193
Net cash used in investing activities	$(45,140)	$(50,075)
Financing Activities
Proceeds from:
Revolving credit facility	454,934	295,330
Principal payments on:
Revolving credit facility	(452,634)	(336,330)
Mortgage loans and notes payable	(31,698)	(1,204)
Loan procurement costs	(39)	—
Proceeds from issuance of common shares, net	(146)	(164)
Cash paid upon vesting of restricted shares	(771)	(1,342)
Exercise of stock options	2,716	1,226
Contributions from noncontrolling interests in subsidiaries	797	—
Distributions paid to noncontrolling interests in subsidiaries	(161)	(2,094)
Distributions paid to common shareholders	(221,015)	(193,419)
Distributions paid to noncontrolling interests in Operating Partnership	(1,394)	(1,446)
Net cash used in financing activities	$(249,411)	$(239,443)
Change in cash, cash equivalents and restricted cash	2,220	(5,214)
Cash, cash equivalents and restricted cash at beginning of period	8,925	13,318
Cash, cash equivalents and restricted cash at end of period	$11,145	$8,104
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$48,357	$40,686
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$—	$(700)
Accretion of put liability	$—	$1,833
Derivative valuation adjustment	$40	$40

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Storage properties	$7,323,638	$7,295,778
Less: Accumulated depreciation	(1,333,907)	(1,247,775)
Storage properties, net (including VIE assets of $142,326 and $167,180, respectively)	5,989,731	6,048,003
Cash and cash equivalents	9,220	6,064
Restricted cash	1,925	2,861
Loan procurement costs, net of amortization	4,591	5,182
Investment in real estate ventures, at equity	101,482	105,993
Assets held for sale	2,063	3,745
Other assets, net	172,137	153,982
Total assets	$6,281,149	$6,325,830

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,774,420	$2,772,350
Revolving credit facility	63,200	60,900
Mortgage loans and notes payable, net	130,070	162,918
Lease liabilities - finance leases	65,727	65,758
Accounts payable, accrued expenses and other liabilities	214,733	213,297
Distributions payable	111,280	111,190
Deferred revenue	40,245	38,757
Security deposits	1,086	1,087
Liabilities held for sale	1,402	1,773
Total liabilities	3,402,163	3,428,030

Limited Partnership interests of third parties	63,352	57,419

Commitments and contingencies

Capital
Operating Partner	2,801,721	2,826,694
Accumulated other comprehensive loss	(451)	(491)
Total CubeSmart, L.P. capital	2,801,270	2,826,203
Noncontrolling interests in subsidiaries	14,364	14,178
Total capital	2,815,634	2,840,381
Total liabilities and capital	$6,281,149	$6,325,830

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

REVENUES
Rental income	$225,910	$216,133	$449,494	$424,504
Other property related income	25,760	23,861	50,144	46,141
Property management fee income	9,135	8,670	17,695	16,584
Total revenues	260,805	248,664	517,333	487,229
OPERATING EXPENSES
Property operating expenses	74,821	73,472	145,948	144,039
Depreciation and amortization	50,358	79,046	100,687	161,603
General and administrative	14,325	13,725	28,999	28,250
Total operating expenses	139,504	166,243	275,634	333,892
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(23,544)	(23,055)	(47,235)	(45,879)
Loan procurement amortization expense	(1,041)	(959)	(2,081)	(1,916)
Equity in earnings of real estate ventures	790	680	3,341	974
Other	777	(493)	501	(9,656)
Total other expense	(23,018)	(23,827)	(45,474)	(56,477)
NET INCOME	98,283	58,594	196,225	96,860
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	212	143	450	324
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	98,495	58,737	196,675	97,184
Operating Partnership interests of third parties	(616)	(379)	(1,230)	(671)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$97,879	$58,358	$195,445	$96,513

Basic earnings per unit attributable to common unitholders	$0.43	$0.26	$0.87	$0.43
Diluted earnings per unit attributable to common unitholders	$0.43	$0.26	$0.86	$0.43

Weighted average basic units outstanding	225,388	224,960	225,342	224,812
Weighted average diluted units outstanding	226,275	225,895	226,238	225,820

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

NET INCOME	$98,283	$58,594	$196,225	$96,860
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20	40	40
OTHER COMPREHENSIVE INCOME:	20	20	40	40
COMPREHENSIVE INCOME	98,303	58,614	196,265	96,900
Comprehensive income attributable to Operating Partnership interests of third parties	(616)	(379)	(1,230)	(672)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	212	143	450	324
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$97,899	$58,378	$195,485	$96,552

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2022	224,603	$2,826,694	$(491)	$2,826,203	$14,178	$2,840,381	$57,419
Distributions to noncontrolling interests in subsidiaries					(107)	(107)
Issuance of common OP units, net		(91)		(91)		(91)
Issuance of restricted OP units	22
Conversion from OP units to shares	8	361		361		361	(361)
Exercise of OP unit options	39	915		915		915
Amortization of restricted OP units		1,171		1,171		1,171
OP unit compensation expense		730		730		730
Adjustment for Limited Partnership interests of third parties		(8,588)		(8,588)		(8,588)	8,588
Net income (loss)		97,566		97,566	(238)	97,328	614
Other comprehensive income			20	20		20
Common OP unit distributions ($0.49 per unit)		(110,524)		(110,524)		(110,524)	(695)
Balance at March 31, 2023	224,672	$2,808,234	$(471)	$2,807,763	$13,833	$2,821,596	$65,565
Contributions from noncontrolling interests in subsidiaries					797	797
Distributions to noncontrolling interests in subsidiaries					(54)	(54)
Issuance of common OP units, net		(55)		(55)		(55)
Issuance of restricted OP units	20
Exercise of OP unit options	105	1,801		1,801		1,801
Amortization of restricted OP units		1,621		1,621		1,621
OP unit compensation expense		692		692		692
Adjustment for Limited Partnership interests of third parties		2,134		2,134		2,134	(2,134)
Net income (loss)		97,879		97,879	(212)	97,667	616
Other comprehensive income			20	20		20
Common OP unit distributions ($0.49 per unit)		(110,585)		(110,585)		(110,585)	(695)
Balance at June 30, 2023	224,797	$2,801,721	$(451)	$2,801,270	$14,364	$2,815,634	$63,352

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2021	223,918	$2,872,133	$(570)	$2,871,563	$18,597	$2,890,160	$108,220
Distributions to noncontrolling interests in subsidiaries					(2,033)	(2,033)
Issuance of common OP units, net		(123)		(123)		(123)
Issuance of restricted OP units	35
Conversion from OP units to shares	441	21,538		21,538		21,538	(21,538)
Exercise of OP unit options	40	1,226		1,226		1,226
Amortization of restricted OP units		519		519		519
OP unit compensation expense		636		636		636
Adjustment for Limited Partnership interests of third parties		10,356		10,356		10,356	(10,356)
Net income (loss)		38,155		38,155	(181)	37,974	292
Other comprehensive income			19	19		19	1
Common OP unit distributions ($0.43 per unit)		(96,817)		(96,817)		(96,817)	(628)
Balance at March 31, 2022	224,434	$2,847,623	$(551)	$2,847,072	$16,383	$2,863,455	$75,991
Distributions to noncontrolling interests in subsidiaries					(61)	(61)
Issuance of common OP units, net		(42)		(42)		(42)
Issuance of restricted OP units	19	1		1		1
Amortization of restricted OP units		1,373		1,373		1,373
OP unit compensation expense		635		635		635
Adjustment for Limited Partnership interests of third parties		13,349		13,349		13,349	(13,349)
Net income (loss)		58,358		58,358	(143)	58,215	379
Other comprehensive income			20	20		20
Common OP unit distributions ($0.43 per unit)		(96,819)		(96,819)		(96,819)	(628)
Balance at June 30, 2022	224,453	$2,824,478	$(531)	$2,823,947	$16,179	$2,840,126	$62,393

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$196,225	$96,860
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	102,768	163,519
Non-cash portion of interest expense related to finance leases	(31)	(30)
Equity in earnings of real estate ventures	(3,341)	(974)
Equity compensation expense	4,985	4,505
Accretion of fair market value adjustment of debt	(531)	(551)
Changes in other operating accounts:
Other assets	(18,888)	(493)
Accounts payable and accrued expenses	14,097	18,602
Other liabilities	1,487	2,866
Net cash provided by operating activities	$296,771	$284,304
Investing Activities
Acquisitions of storage properties	—	(68,543)
Additions and improvements to storage properties	(25,274)	(17,612)
Development costs	(27,718)	(13,311)
Investment in real estate ventures	(10)	(10)
Cash distributed from real estate ventures	7,862	6,208
Proceeds from sale of real estate, net	—	43,193
Net cash used in investing activities	$(45,140)	$(50,075)
Financing Activities
Proceeds from:
Revolving credit facility	454,934	295,330
Principal payments on:
Revolving credit facility	(452,634)	(336,330)
Mortgage loans and notes payable	(31,698)	(1,204)
Loan procurement costs	(39)	—
Proceeds from issuance of common OP units	(146)	(164)
Cash paid upon vesting of restricted OP units	(771)	(1,342)
Exercise of OP unit options	2,716	1,226
Contributions from noncontrolling interests in subsidiaries	797	—
Distributions paid to noncontrolling interests in subsidiaries	(161)	(2,094)
Distributions paid to common OP unitholders	(222,409)	(194,865)
Net cash used in financing activities	$(249,411)	$(239,443)
Change in cash, cash equivalents and restricted cash	2,220	(5,214)
Cash, cash equivalents and restricted cash at beginning of period	8,925	13,318
Cash, cash equivalents and restricted cash at end of period	$11,145	$8,104
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$48,357	$40,686
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$—	$(700)
Accretion of put liability	$—	$1,833
Derivative valuation adjustment	$40	$40

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the unaudited consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of June 30, 2023, the Company owned (or partially owned and consolidated) self-storage properties located in 24 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of June 30, 2023, the Parent Company owned approximately 99.4% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

The Company typically experiences seasonal fluctuations in the occupancy levels of its stores, which are generally slightly higher during the summer months due to increased moving activity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s combined audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2022, which are included in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 or 2022 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)
Land	$1,588,138	$1,588,138
Buildings and improvements	5,493,954	5,483,506
Equipment	146,904	144,605
Construction in progress	52,697	37,584
Right-of-use assets - finance leases	41,945	41,945
Storage properties	7,323,638	7,295,778
Less: Accumulated depreciation	(1,333,907)	(1,247,775)
Storage properties, net	$5,989,731	$6,048,003

The following table summarizes the Company’s acquisition activity since January 1, 2022.

			Number of	Transaction Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2022 Acquisitions:

Maryland Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	February 2022	1	$32,000
Texas Asset	San Antonio, TX	June 2022	1	23,000
Georgia Asset	Atlanta, GA	July 2022	1	20,700
			3	$75,700

4. INVESTMENT ACTIVITY

The Company did not acquire or dispose of any wholly-owned stores during the six months ended June 30, 2023.

2022 Acquisitions

During the year ended December 31, 2022, the Company acquired three stores located in Georgia (1), Maryland (1) and Texas (1) for an aggregate purchase price of $75.7 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $3.4 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2023 was approximately $0.5 million and $1.2 million, respectively. The amortization expense that was recognized during the three and six months ended June 30, 2022 was $0.3 million and $0.5 million, respectively.

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

Assets Held for Sale

As of June 30, 2023, the Company determined that the California Yacht Club (the "CYC"), which it purchased in December 2021 as part of its acquisition of LAACO, met the criteria to be classified as held for sale. Accordingly, the assets and liabilities associated with the CYC have been categorized as held for sale within the Company’s consolidated balance sheets. As of June 30, 2023, the estimated fair value less selling costs of the CYC was greater than the carrying value of the CYC, and therefore no loss has been recorded in the current period.

Development Activity

As of June 30, 2023, the Company had invested in consolidated joint ventures to develop three self-storage properties located in New Jersey (1) and New York (2). Construction for these projects is expected to be completed at various times between the first and fourth quarters of 2024. As of June 30, 2023, development costs incurred to date for these projects totaled $42.9 million. Total construction costs for these projects are expected to be $82.5 million. These costs are capitalized to construction in progress while the project is under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company completed the construction and opened for operation the following stores during the year ended December 31, 2022. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets. No stores were completed and opened for operation during the six months ended June 30, 2023.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Valley Stream, NY (1)	1	Q3 2022	100%	$37,200
Vienna, VA (2)	1	Q2 2022	80%	21,800
	2			$59,000

(1)	This store was previously owned by a consolidated joint venture, in which the Company held a 51% ownership interest. On January 18, 2023, the noncontrolling member put its 49% interest in the venture to the Company for $15.3 million. The cash payment related to this transaction is included in Development costs in the consolidated statements of cash flows.

(2)	This store is located adjacent to an existing store. Given this proximity, this store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures are summarized as follows (dollars in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	June 30,	December 31,	June 30,	December 31,
Unconsolidated Real Estate Ventures	Interest	2023	2022	2023	2022
Fontana Self Storage, LLC ("Fontana") (1)	50%	1	1	$13,692	$13,789
Rancho Cucamonga Self Storage, LLC ("RCSS") (1)	50%	1	1	20,863	20,994
191 V CUBE LLC ("HVP V")	20%	6	6	13,508	14,318
191 IV CUBE LLC ("HVP IV")	20%	28	28	18,210	19,853
CUBE HHF Northeast Venture LLC ("HHFNE")	10%	13	13	1,045	1,101
CUBE HHF Limited Partnership ("HHF")	50%	28	28	34,164	35,938
		77	77	$101,482	$105,993

(1)	On December 9, 2021, the Company completed the acquisition of LAACO, which included a 50% interest in Fontana and RCSS, each of which owns one self-storage property in California. As of the date of acquisition, the Company recognized differences between the Company’s equity investment in Fontana and RCSS and the underlying equity reflected at the venture level. As of June 30, 2023, this difference was $12.9 million and $19.3 million for Fontana and RCSS, respectively. These differences are being amortized over the expected useful life of the self-storage properties owned by the ventures.

As of June 30, 2023, the Company also held a 10% interest in 191 IV CUBE Southeast LLC ("HVPSE"). On August 30, 2022, HVPSE sold all 14 of its stores to an unaffiliated third-party buyer for an aggregate sales price of $235.0 million. During the six months ended June 30, 2023, the Company received distributions of $1.7 million in excess of its investment in HVPSE from proceeds that were held back at the time of the sale. These distributions are included in Equity in earnings of real estate ventures within the consolidated statements of operations. As of June 30, 2023, HVPSE had no significant assets or liabilities and was winding down its operations.

The Company determined that Fontana, RCSS, HVP V, HVPSE, HVP IV, HHFNE and HHF (the “Ventures”) are not VIEs in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Ventures. Based upon each member's substantive participating rights over the activities of each entity as stipulated in the operating agreements, the Ventures are not consolidated by the Company and are accounted for under the equity method of accounting. The Company’s investments in the Ventures are included in Investment in real estate ventures, at equity on the consolidated balance sheets and the Company’s earnings from its investments in the Ventures are presented in Equity in earnings of real estate ventures within the consolidated statements of operations.

The following is a summary of the financial position of the Ventures as of June 30, 2023 and December 31, 2022.

	June 30,	December 31,
	2023	2022

Assets	(in thousands)
Storage properties, net	$728,291	$741,563
Other assets	11,598	11,708
Total assets	$739,889	$753,271

Liabilities and equity
Debt	$469,678	$468,783
Other liabilities	21,864	16,626
Equity
CubeSmart	69,209	73,289
Joint venture partners	179,138	194,573
Total liabilities and equity	$739,889	$753,271

The following is a summary of results of operations of the Ventures for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Total revenues	$24,555	$26,632	$48,619	$51,596
Operating expenses	(10,545)	(11,238)	(21,064)	(21,981)
Other expenses	(180)	(124)	(248)	(238)
Interest expense, net	(4,425)	(3,601)	(8,508)	(7,453)
Depreciation and amortization	(7,676)	(9,540)	(15,447)	(19,928)
Net income	$1,729	$2,129	$3,352	$1,996
Company’s share of net income	$790	$680	$3,341	$974

6. OTHER ASSETS

Other assets are comprised of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

	(in thousands)
Intangible assets, net of accumulated amortization of $2,263 at December 31, 2022	$—	$1,181
Accounts receivable, net	7,673	7,932
Prepaid property taxes	6,335	8,033
Prepaid property and casualty insurance	9,495	2,129
Amounts due from affiliates (see note 15)	22,698	15,947
Assets related to deferred compensation arrangements	58,668	55,572
Right-of-use assets - operating leases	50,389	49,491
Ground lease receivable	6,164	6,138
Other	10,715	7,559
Total other assets, net	$172,137	$153,982

7. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	June 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2023	2022	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(10,975)	(11,801)
Less: Loan procurement costs, net	(14,605)	(15,849)
Total unsecured senior notes, net	$2,774,420	$2,772,350

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2023, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

8. REVOLVING CREDIT FACILITY

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”), which was subsequently amended and restated. On October 26, 2022, the Company again amended and restated, in its entirety, the Credit Facility (the “Second Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of an $850.0 million unsecured revolving facility (the “Revolver”) maturing on February 15, 2027. Under the Second Amended and Restated Credit Facility, pricing on the Revolver is dependent upon the Company’s unsecured debt credit ratings and leverage levels. At the Company’s current unsecured debt credit ratings and leverage levels, amounts drawn under the Revolver are priced using a margin of 0.775% plus a facility fee of 0.15% over the Secured Overnight Financing Rate ("SOFR") plus a 0.10% SOFR adjustment.

As of June 30, 2023, borrowings under the Revolver had an interest rate of 6.12%. Additionally, as of June 30, 2023, $786.2 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of June 30, 2023, the Company was in compliance with all of its financial covenants related to the Second Amended and Restated Credit Facility.

9. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	June 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2023	2022	Interest Rate	Date

	(in thousands)
Nashville V, TN (1)	$—	$2,148	3.85%	Jun-23
New York, NY (1)	—	28,669	3.51%	Jun-23
Annapolis I, MD	4,806	4,906	3.78%	May-24
Brooklyn XV, NY	14,920	15,093	2.15%	May-24
Long Island City IV, NY	12,109	12,270	2.15%	May-24
Long Island City II, NY	18,060	18,283	2.25%	Jul-26
Long Island City III, NY	18,066	18,290	2.25%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	122,261	153,959
Plus: Unamortized fair value adjustment	8,871	10,228
Less: Loan procurement costs, net	(1,062)	(1,269)
Total mortgage loans and notes payable, net	$130,070	$162,918

(1)	These mortgage loans were repaid in full in June 2023.

As of June 30, 2023 and December 31, 2022, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $359.6 million and $442.9 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of June 30, 2023 (in thousands):

2023	$893
2024	32,329
2025	979
2026	33,760
2027	—
2028 and thereafter	54,300
Total mortgage payments	122,261
Plus: Unamortized fair value adjustment	8,871
Less: Loan procurement costs, net	(1,062)
Total mortgage loans and notes payable, net	$130,070

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss for the six months ended June 30, 2023 (in thousands).

Beginning balance at December 31, 2022	$(494)
Reclassification of realized losses on interest rate swaps (1)	40
Ending balance at June 30, 2023	(454)
Less: portion included in noncontrolling interests in the Operating Partnership	3
Total accumulated other comprehensive loss included in equity	$(451)

(1)	See note 11 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects in its statement of operations realized and unrealized gains and losses with respect to the derivative. As of June 30, 2023 and December 31, 2022, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the consolidated balance sheet at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of its 4.375% senior notes due 2029 (the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars and forty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three and six months ended June 30, 2023, respectively. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other financial instruments included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at June 30, 2023 and December 31, 2022.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(in thousands)
Carrying value	$2,967,690	$2,996,168
Fair value	2,574,821	2,568,103

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at June 30, 2023 and December 31, 2022. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

		CubeSmart	June 30, 2023
	Number	Ownership	Total	Total	Related Party
Consolidated Joint Ventures	of Stores	Interest	Assets	Liabilities	Loans (1)

			(in thousands)
1074 Raritan Road, LLC ("Clark")	1	90%	$5,966	$1,302	$—
350 Main Street, LLC ("Port Chester")	1	90%	5,352	104	—
Astoria Investors, LLC ("Astoria")	1	70%	32,536	17,937	14,375
CS Lock Up Anoka, LLC ("Anoka")	1	50%	10,611	5,576	5,540
CS Valley Forge Village Storage, LLC ("VFV")	1	70%	20,372	15,336	15,257
CS Vienna, LLC ("Vienna")	1	80%	31,648	35,288	34,875
SH3, LLC ("SH3")	1	90%	37,481	307	—
	7		$143,966	$75,850	$70,047

(1)	Related party loans represent amounts payable from the joint venture to the Company and are included in total liabilities within the table above. The loans and related party interest have been eliminated in consolidation.

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

Approximately 0.6% of the outstanding OP Units, as of both June 30, 2023 and December 31, 2022, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner within the consolidated statements of operations.

As of June 30, 2023 and December 31, 2022, 1,418,549 and 1,426,549 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value as of June 30, 2023 and December 31, 2022.

14. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in claims from time to time, which arise in the ordinary course of business. In accordance with applicable accounting guidance, management establishes an accrued liability for claim expenses, insurance retention and litigation costs when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be exposure to loss in excess of those amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. In the opinion of management, the Company has made adequate provisions for potential liabilities, arising from any such matters, which are included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

15. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest during the three and six months ended June 30, 2023 totaled $1.2 million and $2.3 million, respectively compared to $1.4 million and $2.6 million, respectively, during the same periods in 2022.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $22.7 million and $15.9 million as of June 30, 2023 and December 31, 2022, respectively, and are reflected in Other assets, net on the consolidated balance sheets. Additionally, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $70.0 million and $64.4 million as of June 30, 2023 and December 31, 2022, respectively, which are eliminated in consolidation. The Company believes that all of these related-party receivables are fully collectible.

The HVP V, HVPSE, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP V, HVPSE, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVP V, HVPSE, HVP IV and HHFNE or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During both the three and six months ended June 30, 2022, the Company recognized fees associated with property transactions of $0.2 million. There were no such fees recognized during the three or six months ended June 30, 2023. Property transaction fees are included in the component of other (expense) income designated as Other within the consolidated statements of operations.

In April 2022, the Company began serving as lessor in a ground lease related to land underlying an HVP IV property located in Texas (see note 4). During the three and six months ended June 30, 2023, the Company recognized income associated with this ground lease of $0.1 million and $0.2 million, respectively, compared to $0.1 million for both the three and six months ended June 30, 2022. This income is included in the component of other (expense) income designated as Other within the consolidated statements of operations.

16. EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars and units in thousands, except per share amounts)
Net income	$98,283	$58,594	$196,225	$96,860
Noncontrolling interests in the Operating Partnership	(616)	(379)	(1,230)	(671)
Noncontrolling interest in subsidiaries	212	143	450	324
Net income attributable to the Company’s common shareholders	$97,879	$58,358	$195,445	$96,513

Weighted average basic shares outstanding	225,388	224,960	225,342	224,812
Share options and restricted share units	887	935	896	1,008
Weighted average diluted shares outstanding (1)	226,275	225,895	226,238	225,820

Basic earnings per share attributable to common shareholders	$0.43	$0.26	$0.87	$0.43
Diluted earnings per share attributable to common shareholders (2)	$0.43	$0.26	$0.86	$0.43

Earnings per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars and units in thousands, except per unit amounts)
Net income	$98,283	$58,594	$196,225	$96,860
Operating Partnership interests of third parties	(616)	(379)	(1,230)	(671)
Noncontrolling interest in subsidiaries	212	143	450	324
Net income attributable to common unitholders	$97,879	$58,358	$195,445	$96,513

Weighted average basic units outstanding	225,388	224,960	225,342	224,812
Unit options and restricted share units	887	935	896	1,008
Weighted average diluted units outstanding (1)	226,275	225,895	226,238	225,820

Basic earnings per unit attributable to common unitholders	$0.43	$0.26	$0.87	$0.43
Diluted earnings per unit attributable to common unitholders (2)	$0.43	$0.26	$0.86	$0.43

(1)	For the three and six months ended June 30, 2023, the Company declared cash dividends per common share/unit of $0.49 and $0.98, respectively. For the three and six months ended June 30, 2022, the Company declared cash dividends per common share/unit of $0.43 and $0.86, respectively.

(2)	The amount of anti-dilutive options that were excluded from the computation of diluted earnings per share/unit was 0.7 million for both the three and six months ended June 30, 2023 and 0.3 million for both the three and six months ended June 30, 2022.

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average OP units outstanding for both the three and six months ended June 30, 2023 were 1.4 million. Weighted average OP units outstanding for the three and six months ended June 30, 2022 were 1.5 million and 1.6 million, respectively.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An OP unit may be redeemed for cash, or, at the Company’s option, common units on a one-for-one basis. The following is a summary of OP and common units outstanding:

	As of June 30,
	2023	2022
Outstanding OP units	1,418,549	1,460,520
Outstanding common units	224,797,239	224,452,547

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of both June 30, 2023 and December 31, 2022, we owned (or partially owned and consolidated) 611 self-storage properties totaling approximately 44.1 million rentable square feet. As of June 30, 2023, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of June 30, 2023, we managed 727 stores for third parties (including 77 stores containing an aggregate of approximately 5.6 million rentable square feet as part of six separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 1,338. As of June 30, 2023, we managed stores for third parties in the District of Columbia and the following 40 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in New York, Florida, California and Texas provided approximately 17%, 15%, 11% and 9%, respectively, of total revenues for the six months ended June 30, 2023.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three and six months ended June 30, 2023 and 2022.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell. The California Yacht Club, which we purchased in December 2021 as part of our acquisition of LAACO, Ltd., was classified as held for sale as of June 30, 2023. There were no self-storage properties classified as held for sale as of June 30, 2023.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. If an investment is impaired, the loss would be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether an investment is impaired requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the three and six months ended June 30, 2023 or 2022.

Differences between the Company's net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. The Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $32.3 million and $32.7 million as of June 30, 2023 and December 31, 2022, respectively. These differences are amortized over the lives of the self-storage properties owned by the real estate ventures. This amortization is included in Equity in earnings of real estate ventures within our consolidated statements of operations.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes thereto. Historical results set forth in our consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of June 30, 2023, we owned 593 same-store properties and 18 non-same-store properties. For analytical presentation, all percentages are calculated using the numbers presented in the consolidated financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. The following table summarizes the change in the number of owned stores from January 1, 2022 through June 30, 2023:

	2023	2022

Balance - January 1	611	607
Stores acquired	—	1
Balance - March 31	611	608
Stores acquired	—	1
Stores developed	—	1
Stores combined (1)	—	(1)
Balance - June 30	611	609
Stores acquired		1
Stores developed		1
Balance - September 30		611
Stores acquired		—
Balance - December 31		611

(1)	On June 21, 2022, we completed development of a new store located in Vienna, VA for approximately $21.8 million. The developed store is located adjacent to an existing store. Given this proximity, the developed store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
				%								%
	2023	2022	Change	Change	2023	2022	2023	2022	2023	2022	Change	Change
REVENUES:
Rental income	$219,122	$210,423	$8,699	4.1%	$6,788	$5,710	$—	$—	$225,910	$216,133	$9,777	4.5%
Other property related income	9,969	8,634	1,335	15.5%	340	285	15,451	14,942	25,760	23,861	1,899	8.0%
Property management fee income	—	—	—	0.0%	—	—	9,135	8,670	9,135	8,670	465	5.4%
Total revenues	229,091	219,057	10,034	4.6%	7,128	5,995	24,586	23,612	260,805	248,664	12,141	4.9%

OPERATING EXPENSES:
Property operating expenses	63,336	61,132	2,204	3.6%	2,527	1,956	8,958	10,384	74,821	73,472	1,349	1.8%
NET OPERATING INCOME:	165,755	157,925	7,830	5.0%	4,601	4,039	15,628	13,228	185,984	175,192	10,792	6.2%

Store count	593	593			18	16			611	609
Total square footage	42,398	42,398			1,694	1,482			44,092	43,880
Period end occupancy	92.7%	94.4%			73.0%	70.4%			92.0%	93.6%
Period average occupancy	92.7%	94.2%
Realized annual rent per occupied sq. ft. (1)	$22.30	$21.07

Depreciation and amortization									50,358	79,046	(28,688)	(36.3)%
General and administrative									14,325	13,725	600	4.4%
Subtotal									64,683	92,771	(28,088)	(30.3)%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(23,544)	(23,055)	(489)	(2.1)%
Loan procurement amortization expense									(1,041)	(959)	(82)	(8.6)%
Equity in earnings of real estate ventures									790	680	110	16.2%
Other									777	(493)	1,270	257.6%
Total other income									(23,018)	(23,827)	809	3.4%
NET INCOME									98,283	58,594	39,689	67.7%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(616)	(379)	(237)	(62.5)%
Noncontrolling interests in subsidiaries									212	143	69	48.3%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$97,879	$58,358	$39,521	67.7%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $216.1 million during the three months ended June 30, 2022 to $225.9 million for the three months ended June 30, 2023, an increase of $9.8 million, or 4.5%. The $8.7 million increase in same-store rental income was primarily due to higher rental rates. Realized annual rent per occupied square foot in our same-store portfolio increased 5.8% as a result of higher rental rates for new and existing customers for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The remaining increase in rental income was due to stores acquired or opened in 2021 or 2022 included in our non-same-store portfolio.

Other property related income increased from $23.9 million during the three months ended June 30, 2022 to $25.8 million for the three months ended June 30, 2023, an increase of $1.9 million, or 8.0%. The increase was primarily due to a $1.0 million increase in fee revenue as well as a $0.5 million increase in revenue related to customer storage protection plan participation at our owned and managed stores.

Operating Expenses

Depreciation and amortization decreased from $79.0 million during the three months ended June 30, 2022 to $50.4 million for the three months ended June 30, 2023, a decrease of $28.7 million, or 36.3%. This decrease was primarily attributable to decreased amortization of in-place lease intangibles related to stores acquired in 2021.

Other (Expense) Income

Interest expense on loans increased from $23.1 million during the three months ended June 30, 2022 to $23.5 million for the three months ended June 30, 2023, an increase of $0.5 million, or 2.1%. The increase was attributable to higher interest rates during the 2023 period compared to the 2022 period, partially offset by a decrease in the average outstanding debt balance. The weighted average effective interest rate on our outstanding debt increased to 3.05% for the three months ended June 30, 2023 compared to 2.91% during the three months ended June 30, 2022. The average outstanding debt balance decreased to $3.04 billion during the three months ended June 30, 2023 as compared to $3.16 billion during the three months ended June 30, 2022.

For the three months ended June 30, 2022, the component of other (expense) income designated as Other includes $1.1 million of transaction-related expenses comprised of severance costs associated with the acquisition of LAACO, Ltd. in December 2021. There were no such expenses for the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
				%								%
	2023	2022	Change	Change	2023	2022	2023	2022	2023	2022	Change	Change
REVENUES:
Rental income	$436,504	$414,608	$21,896	5.3%	$12,990	$9,896	$—	$—	$449,494	$424,504	$24,990	5.9%
Other property related income	19,320	16,618	2,702	16.3%	607	440	30,217	29,083	50,144	46,141	4,003	8.7%
Property management fee income	—	—	—	0.0%	—	—	17,695	16,584	17,695	16,584	1,111	6.7%
Total revenues	455,824	431,226	24,598	5.7%	13,597	10,336	47,912	45,667	517,333	487,229	30,104	6.2%

OPERATING EXPENSES:
Property operating expenses	123,410	120,600	2,810	2.3%	4,387	3,786	18,151	19,653	145,948	144,039	1,909	1.3%
NET OPERATING INCOME:	332,414	310,626	21,788	7.0%	9,210	6,550	29,761	26,014	371,385	343,190	28,195	8.2%

Store count	593	593			18	16			611	609
Total square footage	42,398	42,398			1,694	1,482			44,092	43,880
Period end occupancy	92.7%	94.4%			73.0%	70.4%			92.0%	93.6%
Period average occupancy	92.1%	93.6%
Realized annual rent per occupied sq. ft. (1)	$22.35	$20.89

Depreciation and amortization									100,687	161,603	(60,916)	(37.7)%
General and administrative									28,999	28,250	749	2.7%
Subtotal									129,686	189,853	(60,167)	(31.7)%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(47,235)	(45,879)	(1,356)	(3.0)%
Loan procurement amortization expense									(2,081)	(1,916)	(165)	(8.6)%
Equity in earnings of real estate ventures									3,341	974	2,367	243.0%
Other									501	(9,656)	10,157	105.2%
Total other expense									(45,474)	(56,477)	11,003	19.5%

NET INCOME									196,225	96,860	99,365	102.6%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(1,230)	(671)	(559)	(83.3)%
Noncontrolling interests in subsidiaries									450	324	126	38.9%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$195,445	$96,513	$98,932	102.5%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $424.5 million during the six months ended June 30, 2022 to $449.5 million for the six months ended June 30, 2023, an increase of $25.0 million, or 5.9%. The $21.9 million increase in same-store rental income was primarily due to higher rental rates. Realized annual rent per occupied square foot in our same-store portfolio increased 7.0% as a result of higher rental rates for new and existing customers for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The remaining increase in rental income was due to stores acquired or opened in 2021 or 2022 included in our non-same-store portfolio.

Other property related income increased from $46.1 million during the six months ended June 30, 2022 to $50.1 million for the six months ended June 30, 2023, an increase of $4.0 million, or 8.7%. The increase was primarily due to a $2.4 million increase in fee revenue as well as a $1.1 million increase in revenue related to customer storage protection plan participation at our owned and managed stores.

Operating Expenses

Depreciation and amortization decreased from $161.6 million during the six months ended June 30, 2022 to $100.7 million for the six months ended June 30, 2023, a decrease of $60.9 million, or 37.7%. This decrease was primarily attributable to decreased amortization of in-place lease intangibles related to stores acquired in 2021.

Other (Expense) Income

Interest expense on loans increased from $45.9 million during the six months ended June 30, 2022 to $47.2 million for the six months ended June 30, 2023, an increase of $1.4 million, or 3.0%. The increase was attributable to higher interest rates during the 2023 period compared to the 2022 period, partially offset by a decrease in the average outstanding debt balance. The weighted average effective interest rate on our outstanding debt increased to 3.05% for the six months ended June 30, 2023 compared to 2.88% during the six months ended June 30, 2022. The average outstanding debt balance decreased to $3.05 billion during the six months ended June 30, 2023 as compared to $3.18 billion during the six months ended June 30, 2022.

Equity in earnings of real estate ventures increased from $1.0 million during the six months ended June 30, 2022 to $3.3 million for the six months ended June 30, 2023, an increase of $2.3 million. The increase was primarily due to distributions during the 2023 period in excess of our equity investment associated with the sale by 191 IV CUBE Southeast LLC (“HVPSE”) of all of its 14 stores on August 30, 2022 (see note 5 to our unaudited consolidated financial statements).

For the six months ended June 30, 2022, the component of other (expense) income designated as Other includes $10.5 million of transaction-related expenses comprised primarily of severance costs associated with the acquisition of LAACO, Ltd. in December 2021. There were no such expenses for the six months ended June 30, 2023.

Cash Flows

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

A comparison of cash flow from operating, investing and financing activities for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,
Net cash provided by (used in):	2023	2022	Change

	(in thousands)

Operating activities	$296,771	$284,304	$12,467
Investing activities	$(45,140)	$(50,075)	$4,935
Financing activities	$(249,411)	$(239,443)	$(9,968)

Cash provided by operating activities increased from $284.3 million for the six months ended June 30, 2022 to $296.8 million for the six months ended June 30, 2023, reflecting an increase of $12.5 million. Our increased cash flow from operating activities was primarily attributable to increased net operating income levels in the same-store portfolio primarily due to higher rental rates in the 2023 period as compared to the corresponding 2022 period.

Cash used in investing activities decreased from $50.1 million for the six months ended June 30, 2022 to $45.1 million for the six months ended June 30, 2023, reflecting a decrease of $4.9 million. The change was primarily driven by a decrease in acquisitions of storage properties of $68.5 million. We acquired two stores and land during the six months ended June 30, 2022, with no acquisitions during the corresponding 2023 period. This decrease was offset by $43.2 million in net proceeds received from the sale of real estate during the six months ended June 30, 2022, with no comparable cash inflows during the corresponding 2023 period. Additionally, development costs increased by $14.4 million, primarily due to the payment of a put liability associated with a previously consolidated joint venture.

Cash used in financing activities was $239.4 million for the six months ended June 30, 2022 compared to $249.4 million for the six months ended June 30, 2023, reflecting an increase of $10.0 million. This change was primarily the result of a $30.5 million increase in principal payments on mortgage loans due to the repayment of two secured loans during the 2023 period with no comparable repayments during the 2022 period. This change was also due to a $27.5 million increase in cash distributions paid to common shareholders and noncontrolling interests in the Operating Partnership due to an increase in the common divided per share/unit. These increases in cash used for financing activities were offset by $43.3 million of additional net proceeds from our revolving credit facility during the 2023 period as compared to the corresponding 2022 period.

Liquidity and Capital Resources

Liquidity Overview

Our cash flow from operations has historically been one of our primary sources of liquidity used to fund debt service, distributions and capital expenditures. We derive substantially all of our revenue from customers who lease space at our stores and fees earned from managing stores. Therefore, our ability to generate cash from operations is dependent on the rents and management fees that we are able to charge and collect from our customers and clients. We believe that the properties in which we invest, self-storage properties, are less sensitive than other real estate product types to near-term economic downturns. However, prolonged economic downturns could adversely affect our cash flows from operations.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and dividends to shareholders, capital expenditures and the development of new stores. These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2023 fiscal year, we expect recurring capital expenditures to be approximately $6.0 million to $11.0 million, planned capital improvements and store upgrades to be approximately $4.5 million to $9.5 million and costs associated with the development of new stores to be approximately $16.0 to $26.0 million. Our currently scheduled principal payments on our outstanding debt are approximately $0.9 million for the remainder of 2023.

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

As of June 30, 2023, we had approximately $9.2 million in available cash and cash equivalents. In addition, we had approximately $786.2 million of availability for borrowings under our Second Amended and Restated Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes, which are issued by the Operating Partnership and guaranteed by the Parent Company, are summarized as follows (collectively referred to as the “Senior Notes”):

	June 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2023	2022	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(10,975)	(11,801)
Less: Loan procurement costs, net	(14,605)	(15,849)
Total unsecured senior notes, net	$2,774,420	$2,772,350

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2023, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility

On December 9, 2011, we entered into a credit agreement (the “Credit Facility”), which was subsequently amended and restated. On October 26, 2022, we again amended and restated, in its entirety, the Credit Facility (the “Second Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of an $850.0 million unsecured revolving facility (the “Revolver”) maturing on February 15, 2027. Under the Second Amended and Restated Credit Facility, pricing on the Revolver is dependent upon our unsecured debt credit ratings and leverage levels. At our current unsecured debt credit ratings and leverage levels, amounts drawn under the Revolver are priced using a margin of 0.775% plus a facility fee of 0.15% over the Secured Overnight Financing Rate ("SOFR") plus a 0.10% SOFR adjustment.

As of June 30, 2023, borrowings under the Revolver had an interest rate of 6.12%. Additionally, as of June 30, 2023, $786.2 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of June

30, 2023, we were in compliance with all of the financial covenants under the Second Amended and Restated Credit Facility.

At-the-Market Equity Program

We maintain an “at-the-market” equity program that enables us to sell common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

We did not sell any common shares under the Equity Distribution Agreements during the three or six months ended June 30, 2023. As of June 30, 2023, 5.8 million common shares remained available for issuance under the Equity Distribution Agreements.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO (and FFO, as adjusted) attributable to common shareholders and OP unitholders for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Net income attributable to the Company’s common shareholders	$97,879	$58,358	$195,445	$96,513

Add (deduct):
Real estate depreciation and amortization:
Real property	48,898	77,989	97,814	159,492
Company’s share of unconsolidated real estate ventures	2,115	2,368	4,249	4,906
Gains from sales of real estate, net (1)	—	—	(1,713)	—
Noncontrolling interests in the Operating Partnership	616	379	1,230	671
FFO attributable to the Company's common shareholders and OP unitholders	$149,508	$139,094	$297,025	$261,582

Add:
Transaction-related expenses (2)	—	1,138	—	10,546
FFO, as adjusted, attributable to the Company's common shareholders and OP unitholders	$149,508	$140,232	$297,025	$272,128

Weighted average diluted shares outstanding	226,275	225,895	226,238	225,820
Weighted average diluted units outstanding	1,419	1,460	1,421	1,588
Weighted average diluted shares and units outstanding	227,694	227,355	227,659	227,408

(1)	Represents distributions made to the Company in excess of its investment in the 191 IV CUBE Southeast LLC ("HVPSE") unconsolidated real estate venture. HVPSE sold all 14 of its properties on August 30, 2022. The distributions during the six months ended June 30, 2023 relate to proceeds that were held back at the time of the sale. This gain is included in Equity in earnings of real estate ventures within our consolidated statements of operations.

(2)	For the three months ended June 30, 2022, transaction-related expenses represent severance expenses. For the six months ended June 30, 2022, transaction-related expenses include severance expenses ($10.3 million) and other transaction expenses ($0.2 million). Prior to our acquisition of LAACO, Ltd. on December 9, 2021, the predecessor company entered into severance agreements with certain employees, including members of their executive team. These costs were known to us and the assumption of the obligation to make these payments post-closing was contemplated in our net consideration paid in the transaction. In accordance with GAAP, and based on the specific details of the arrangements with the employees prior to closing, these costs are considered post-combination compensation expenses. Transaction-related expenses are included in the component of other income (expense) designated as Other within our consolidated statements of operations.

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

As of June 30, 2023, our consolidated debt consisted of $2.92 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of June 30, 2023, there were $63.2 million of outstanding unsecured credit facility borrowings subject to floating rates. Changes in market interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $127.9 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $131.1 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended June 30, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	2,935	$46.22	N/A	3,000,000
May 1 - May 31	—	$—	N/A	3,000,000
June 1 - June 30	—	$—	N/A	3,000,000
Total	2,935	$46.22	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2023, none of our trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Compensation Actions

On August 1, 2023, the Board approved and adopted amendments to the Parent Company’s Executive Deferred Compensation Plan (the “DCP”) and Executive Severance Plan (the “Severance Plan”).

The DCP was amended to (i) require a participant’s consent for any amendment to the DCP that is adverse to the participant with respect to the participant’s prior deferrals, (ii) permit DCP participants to convert their restricted share units subject to deferral elections into cash amounts in connection with a change in control (based on the then-value of the shares underlying those restricted share units) and to allow those cash amounts to be notionally invested in a variety of different investment choices, (iii) provide that, prior to the occurrence of a change of control, all obligations under the DCP must be fully funded into a trust, and (iv) require the consent of at least two thirds of DCP participants to terminate or amend the DCP to disallow new deferrals at any time during the period within 90 days prior to and 10 years following a change in control.

The Severance Plan was amended to (i) modify the definition of “good reason” to include a material reduction in a participant’s annual target bonus or a relocation of the participant’s primary work location by more than 25 miles, (ii) provide that, for a participant who has been employed by the Parent Company or a subsidiary for more than two years, the bonus component of the participant’s severance benefits will be based on the greater of the participant’s target annual bonus or the participant’s average annual cash incentive earned for the two calendar years prior to the year of termination, (iii) provide that, the base salary amount used for the purpose of determining a participant’s severance benefits in connection with any severance-eligible termination occurring during the Severance Plan’s change in control protection period will be the greater of the participant’s base salary on the date of termination or the participant’s base salary on the day immediately prior to the change in control, (iv) provide that, in connection with any severance-eligible termination occurring during the Severance Plan’s change in control protection period, the participant’s pro-rata annual cash incentive will be based on target performance if greater than actual Parent Company performance for the year of termination, (v) provide that, instead of reimbursing a participant for COBRA coverage premiums during the severance period, the Parent Company will pay the participant a lump-sum payment equal to the amount that would provide the participant, net of taxes on such amount, with an amount equal to the cost of the participant's medical and welfare benefits for the 24 months following the participant’s termination of employment, (vi) increase the continued automobile allowance in connection with any severance-eligible termination occurring during the Severance Plan’s change in control protection period from 18 months to 24 months, and (vii) provide that, immediately prior to a change in control, all time-vested equity awards held by a participant will vest in full, and all performance-vested equity awards held by a participant will vest at the greater of target or actual Parent Company performance.

The foregoing description of the amendments to the DCP and the Severance Plan is qualified in its entirety by reference to the full text of the DCP and the Severance Plan, respectively, which are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1†	CubeSmart Executive Deferred Compensation Plan

10.2†	CubeSmart Executive Severance Plan

10.3†	CubeSmart 2007 Equity Incentive Plan

10.4†	Form of Non-Qualified Share Option Agreement under the CubeSmart 2007 Equity Incentive Plan

10.5†	Form of Performance-Vested Restricted Share Grant Agreement under the CubeSmart 2007 Equity Incentive Plan

10.6†	Form of Performance-Vested Restricted Share Unit Grant Agreement under the CubeSmart 2007 Equity Incentive Plan

10.7†	Form of Restricted Share Grant Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan

10.8†	Form of Restricted Share Unit Grant Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan

10.9†	Form of Restricted Share Grant Agreement (5-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan

10.10†	Form of Restricted Share Grant Agreement for Non-Employee Trustees under the CubeSmart 2007 Equity Incentive Plan

10.11†	Form of Restricted Share Unit Grant Agreement for Non-Employee Trustees under the CubeSmart 2007 Equity Incentive Plan

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

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended June 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

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

CUBESMART
(Registrant)

Date: August 4, 2023	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2023	By:	/s/ Matthew D. DeNarie

Matthew D. DeNarie, Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

, L.P
CUBESMART, L.P.
(Registrant)

Date: August 4, 2023	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2023	By:	/s/ Matthew D. DeNarie

Matthew D. DeNarie, Chief Accounting Officer
(Principal Accounting Officer)