Form 10-Q
period 2023-09-30
CubeSmart; CubeSmart, L.P.
filed 2023-11-03
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2023
Common shares, $0.01 par value per share, of CubeSmart	224,860,966

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2023 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust (“REIT”) that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us” or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2023, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2023	2022
	(unaudited)

ASSETS
Storage properties	$7,332,817	$7,295,778
Less: Accumulated depreciation	(1,375,321)	(1,247,775)
Storage properties, net (including VIE assets of $150,067 and $167,180, respectively)	5,957,496	6,048,003
Cash and cash equivalents	8,028	6,064
Restricted cash	1,872	2,861
Loan procurement costs, net of amortization	4,278	5,182
Investment in real estate ventures, at equity	99,670	105,993
Assets held for sale	—	3,745
Other assets, net	161,881	153,982
Total assets	$6,233,225	$6,325,830

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,775,455	$2,772,350
Revolving credit facility	15,200	60,900
Mortgage loans and notes payable, net	129,130	162,918
Lease liabilities - finance leases	65,720	65,758
Accounts payable, accrued expenses and other liabilities	222,052	213,297
Distributions payable	111,279	111,190
Deferred revenue	40,169	38,757
Security deposits	1,077	1,087
Liabilities held for sale	—	1,773
Total liabilities	3,360,082	3,428,030

Noncontrolling interests in the Operating Partnership	51,877	57,419

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 224,859,021 and 224,603,462 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,249	2,246
Additional paid-in capital	4,137,466	4,125,478
Accumulated other comprehensive loss	(431)	(491)
Accumulated deficit	(1,332,081)	(1,301,030)
Total CubeSmart shareholders’ equity	2,807,203	2,826,203
Noncontrolling interests in subsidiaries	14,063	14,178
Total equity	2,821,266	2,840,381
Total liabilities and equity	$6,233,225	$6,325,830

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

REVENUES
Rental income	$232,468	$226,837	$681,962	$651,341
Other property related income	25,857	25,619	76,001	71,760
Property management fee income	9,551	8,952	27,246	25,536
Total revenues	267,876	261,408	785,209	748,637
OPERATING EXPENSES
Property operating expenses	77,546	76,728	223,494	220,767
Depreciation and amortization	49,985	79,574	150,672	241,177
General and administrative	14,060	13,390	43,059	41,640
Total operating expenses	141,591	169,692	417,225	503,584
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(23,204)	(23,850)	(70,439)	(69,729)
Loan procurement amortization expense	(1,030)	(969)	(3,111)	(2,885)
Equity in earnings of real estate ventures	1,141	46,558	4,482	47,532
Other	(119)	(15)	382	(9,671)
Total other (expense) income	(23,212)	21,724	(68,686)	(34,753)
NET INCOME	103,073	113,440	299,298	210,300
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(640)	(733)	(1,870)	(1,404)
Noncontrolling interest in subsidiaries	212	181	662	505
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$102,645	$112,888	$298,090	$209,401

Basic earnings per share attributable to common shareholders	$0.46	$0.50	$1.32	$0.93
Diluted earnings per share attributable to common shareholders	$0.45	$0.50	$1.32	$0.93

Weighted average basic shares outstanding	225,467	225,023	225,380	224,883
Weighted average diluted shares outstanding	226,210	225,966	226,206	225,881

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

NET INCOME	$103,073	$113,440	$299,298	$210,300
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20	60	60
OTHER COMPREHENSIVE INCOME:	20	20	60	60
COMPREHENSIVE INCOME	103,093	113,460	299,358	210,360
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(640)	(733)	(1,870)	(1,405)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	212	181	662	505
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$102,665	$112,908	$298,150	$209,460

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total CubeSmart	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2022	224,603	$2,246	$4,125,478	$(491)	$(1,301,030)	$2,826,203	$14,178	$2,840,381	$57,419
Distributions paid to noncontrolling interests in subsidiaries							(107)	(107)
Issuance of common shares, net			(91)			(91)		(91)
Issuance of restricted shares	22
Conversion from units to shares	8		361			361		361	(361)
Exercise of stock options	39	1	914			915		915
Amortization of restricted shares			1,171			1,171		1,171
Share compensation expense			730			730		730
Adjustment for noncontrolling interests in the Operating Partnership					(8,588)	(8,588)		(8,588)	8,588
Net income (loss)					97,566	97,566	(238)	97,328	614
Other comprehensive income				20		20		20
Common share distributions ($0.49 per share)					(110,524)	(110,524)		(110,524)	(695)
Balance at March 31, 2023	224,672	$2,247	$4,128,563	$(471)	$(1,322,576)	$2,807,763	$13,833	$2,821,596	$65,565
Contributions from noncontrolling interests in subsidiaries							797	797
Distributions paid to noncontrolling interests in subsidiaries							(54)	(54)
Issuance of common shares, net			(55)			(55)		(55)
Issuance of restricted shares	20
Exercise of stock options	105	1	1,800			1,801		1,801
Amortization of restricted shares			1,621			1,621		1,621
Share compensation expense			692			692		692
Adjustment for noncontrolling interests in the Operating Partnership					2,134	2,134		2,134	(2,134)
Net income (loss)					97,879	97,879	(212)	97,667	616
Other comprehensive income				20		20		20
Common share distributions ($0.49 per share)					(110,585)	(110,585)		(110,585)	(695)
Balance at June 30, 2023	224,797	$2,248	$4,132,621	$(451)	$(1,333,148)	$2,801,270	$14,364	$2,815,634	$63,352
Distributions paid to noncontrolling interests in subsidiaries							(89)	(89)
Issuance of common shares, net			(79)			(79)		(79)
Issuance of restricted shares	4
Conversion from units to shares	58	1	2,412			2,413		2,413	(2,413)
Amortization of restricted shares			1,811			1,811		1,811
Share compensation expense			701			701		701
Adjustment for noncontrolling interests in the Operating Partnership					9,035	9,035		9,035	(9,035)
Net income (loss)					102,645	102,645	(212)	102,433	640
Other comprehensive income				20		20		20
Common share distributions ($0.49 per share)					(110,613)	(110,613)		(110,613)	(667)
Balance at September 30, 2023	224,859	$2,249	$4,137,466	$(431)	$(1,332,081)	$2,807,203	$14,063	$2,821,266	$51,877

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total CubeSmart	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2021	223,918	$2,239	$4,088,392	$(570)	$(1,218,498)	$2,871,563	$18,597	$2,890,160	$108,220
Distributions paid to noncontrolling interests in subsidiaries							(2,033)	(2,033)
Issuance of common shares, net			(123)			(123)		(123)
Issuance of restricted shares	35
Conversion from units to shares	441	4	21,534			21,538		21,538	(21,538)
Exercise of stock options	40	1	1,225			1,226		1,226
Amortization of restricted shares			519			519		519
Share compensation expense			636			636		636
Adjustment for noncontrolling interest in the Operating Partnership					10,356	10,356		10,356	(10,356)
Net income (loss)					38,155	38,155	(181)	37,974	292
Other comprehensive income				19		19		19	1
Common share distributions ($0.43 per share)					(96,817)	(96,817)		(96,817)	(628)
Balance at March 31, 2022	224,434	$2,244	$4,112,183	$(551)	$(1,266,804)	$2,847,072	$16,383	$2,863,455	$75,991
Distributions paid to noncontrolling interests in subsidiaries							(61)	(61)
Issuance of common shares, net			(42)			(42)		(42)
Issuance of restricted shares	19	1				1		1
Amortization of restricted shares			1,373			1,373		1,373
Share compensation expense			635			635		635
Adjustment for noncontrolling interest in the Operating Partnership					13,349	13,349		13,349	(13,349)
Net income (loss)					58,358	58,358	(143)	58,215	379
Other comprehensive income				20		20		20
Common share distributions ($0.43 per share)					(96,819)	(96,819)		(96,819)	(628)
Balance at June 30, 2022	224,453	$2,245	$4,114,149	$(531)	$(1,291,916)	$2,823,947	$16,179	$2,840,126	$62,393
Contributions from noncontrolling interests in subsidiaries							3,340	3,340
Distributions paid to noncontrolling interests in subsidiaries							(5,237)	(5,237)
Issuance of common shares, net	102	1	5,054			5,055		5,055
Issuance of restricted shares	1
Exercise of stock options	12		364			364		364
Amortization of restricted shares			1,621			1,621		1,621
Share compensation expense			636			636		636
Adjustment for noncontrolling interest in the Operating Partnership					3,990	3,990		3,990	(3,990)
Net income (loss)					112,888	112,888	(181)	112,707	733
Other comprehensive income				20		20		20
Common share distributions ($0.43 per share)					(96,867)	(96,867)		(96,867)	(628)
Balance at September 30, 2022	224,568	$2,246	$4,121,824	$(511)	$(1,271,905)	$2,851,654	$14,101	$2,865,755	$58,508

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$299,298	$210,300
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	153,783	244,062
Non-cash portion of interest expense related to finance leases	(38)	(37)
Equity in earnings of real estate ventures	(4,482)	(47,532)
Equity compensation expense	7,530	6,804
Accretion of fair market value adjustment of debt	(714)	(830)
Changes in other operating accounts:
Other assets	(10,052)	4,247
Accounts payable and accrued expenses	18,408	25,982
Other liabilities	1,402	3,500
Net cash provided by operating activities	$465,135	$446,496
Investing Activities
Acquisitions of storage properties	—	(89,004)
Additions and improvements to storage properties	(31,642)	(27,493)
Development costs	(34,228)	(17,445)
Investment in real estate ventures	(16)	(16)
Cash distributed from real estate ventures	10,821	59,544
Proceeds from sale of real estate, net	238	43,193
Net cash used in investing activities	$(54,827)	$(31,221)
Financing Activities
Proceeds from:
Revolving credit facility	614,083	500,640
Principal payments on:
Revolving credit facility	(659,783)	(624,540)
Mortgage loans and notes payable	(32,138)	(1,806)
Loan procurement costs	(39)	(136)
Issuance of common shares, net	(225)	4,890
Cash paid upon vesting of restricted shares	(804)	(1,384)
Exercise of stock options	2,716	1,590
Contributions from noncontrolling interests in subsidiaries	797	—
Distributions paid to noncontrolling interests in subsidiaries	(250)	(7,331)
Distributions paid to common shareholders	(331,601)	(290,238)
Distributions paid to noncontrolling interests in Operating Partnership	(2,089)	(2,074)
Net cash used in financing activities	$(409,333)	$(420,389)
Change in cash, cash equivalents and restricted cash	975	(5,114)
Cash, cash equivalents and restricted cash at beginning of period	8,925	13,318
Cash, cash equivalents and restricted cash at end of period	$9,900	$8,204
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$80,299	$75,172
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$—	$(700)
Accretion of put liability	$—	$2,444
Derivative valuation adjustment	$60	$60
Contributions from noncontrolling interests in subsidiaries	$—	$3,340

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Storage properties	$7,332,817	$7,295,778
Less: Accumulated depreciation	(1,375,321)	(1,247,775)
Storage properties, net (including VIE assets of $150,067 and $167,180, respectively)	5,957,496	6,048,003
Cash and cash equivalents	8,028	6,064
Restricted cash	1,872	2,861
Loan procurement costs, net of amortization	4,278	5,182
Investment in real estate ventures, at equity	99,670	105,993
Assets held for sale	—	3,745
Other assets, net	161,881	153,982
Total assets	$6,233,225	$6,325,830

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,775,455	$2,772,350
Revolving credit facility	15,200	60,900
Mortgage loans and notes payable, net	129,130	162,918
Lease liabilities - finance leases	65,720	65,758
Accounts payable, accrued expenses and other liabilities	222,052	213,297
Distributions payable	111,279	111,190
Deferred revenue	40,169	38,757
Security deposits	1,077	1,087
Liabilities held for sale	—	1,773
Total liabilities	3,360,082	3,428,030

Limited Partnership interests of third parties	51,877	57,419

Commitments and contingencies

Capital
Operating Partner	2,807,634	2,826,694
Accumulated other comprehensive loss	(431)	(491)
Total CubeSmart, L.P. capital	2,807,203	2,826,203
Noncontrolling interests in subsidiaries	14,063	14,178
Total capital	2,821,266	2,840,381
Total liabilities and capital	$6,233,225	$6,325,830

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

REVENUES
Rental income	$232,468	$226,837	$681,962	$651,341
Other property related income	25,857	25,619	76,001	71,760
Property management fee income	9,551	8,952	27,246	25,536
Total revenues	267,876	261,408	785,209	748,637
OPERATING EXPENSES
Property operating expenses	77,546	76,728	223,494	220,767
Depreciation and amortization	49,985	79,574	150,672	241,177
General and administrative	14,060	13,390	43,059	41,640
Total operating expenses	141,591	169,692	417,225	503,584
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(23,204)	(23,850)	(70,439)	(69,729)
Loan procurement amortization expense	(1,030)	(969)	(3,111)	(2,885)
Equity in earnings of real estate ventures	1,141	46,558	4,482	47,532
Other	(119)	(15)	382	(9,671)
Total other (expense) income	(23,212)	21,724	(68,686)	(34,753)
NET INCOME	103,073	113,440	299,298	210,300
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	212	181	662	505
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	103,285	113,621	299,960	210,805
Operating Partnership interests of third parties	(640)	(733)	(1,870)	(1,404)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$102,645	$112,888	$298,090	$209,401

Basic earnings per unit attributable to common unitholders	$0.46	$0.50	$1.32	$0.93
Diluted earnings per unit attributable to common unitholders	$0.45	$0.50	$1.32	$0.93

Weighted average basic units outstanding	225,467	225,023	225,380	224,883
Weighted average diluted units outstanding	226,210	225,966	226,206	225,881

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

NET INCOME	$103,073	$113,440	$299,298	$210,300
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20	60	60
OTHER COMPREHENSIVE INCOME:	20	20	60	60
COMPREHENSIVE INCOME	103,093	113,460	299,358	210,360
Comprehensive income attributable to Operating Partnership interests of third parties	(640)	(733)	(1,870)	(1,405)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	212	181	662	505
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$102,665	$112,908	$298,150	$209,460

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2022	224,603	$2,826,694	$(491)	$2,826,203	$14,178	$2,840,381	$57,419
Distributions to noncontrolling interests in subsidiaries					(107)	(107)
Issuance of common OP units, net		(91)		(91)		(91)
Issuance of restricted OP units	22
Conversion from OP units to shares	8	361		361		361	(361)
Exercise of OP unit options	39	915		915		915
Amortization of restricted OP units		1,171		1,171		1,171
OP unit compensation expense		730		730		730
Adjustment for Limited Partnership interests of third parties		(8,588)		(8,588)		(8,588)	8,588
Net income (loss)		97,566		97,566	(238)	97,328	614
Other comprehensive income			20	20		20
Common OP unit distributions ($0.49 per unit)		(110,524)		(110,524)		(110,524)	(695)
Balance at March 31, 2023	224,672	$2,808,234	$(471)	$2,807,763	$13,833	$2,821,596	$65,565
Contributions from noncontrolling interests in subsidiaries					797	797
Distributions to noncontrolling interests in subsidiaries					(54)	(54)
Issuance of common OP units, net		(55)		(55)		(55)
Issuance of restricted OP units	20
Exercise of OP unit options	105	1,801		1,801		1,801
Amortization of restricted OP units		1,621		1,621		1,621
OP unit compensation expense		692		692		692
Adjustment for Limited Partnership interests of third parties		2,134		2,134		2,134	(2,134)
Net income (loss)		97,879		97,879	(212)	97,667	616
Other comprehensive income			20	20		20
Common OP unit distributions ($0.49 per unit)		(110,585)		(110,585)		(110,585)	(695)
Balance at June 30, 2023	224,797	$2,801,721	$(451)	$2,801,270	$14,364	$2,815,634	$63,352
Distributions to noncontrolling interests in subsidiaries					(89)	(89)
Issuance of common OP units, net		(79)		(79)		(79)
Issuance of restricted OP units	4
Conversion from OP units to shares	58	2,413		2,413		2,413	(2,413)
Amortization of restricted OP units		1,811		1,811		1,811
OP unit compensation expense		701		701		701
Adjustment for Limited Partnership interests of third parties		9,035		9,035		9,035	(9,035)
Net income (loss)		102,645		102,645	(212)	102,433	640
Other comprehensive income			20	20		20
Common OP unit distributions ($0.49 per unit)		(110,613)		(110,613)		(110,613)	(667)
Balance at September 30, 2023	224,859	$2,807,634	$(431)	$2,807,203	$14,063	$2,821,266	$51,877

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2021	223,918	$2,872,133	$(570)	$2,871,563	$18,597	$2,890,160	$108,220
Distributions to noncontrolling interests in subsidiaries					(2,033)	(2,033)
Issuance of common OP units, net		(123)		(123)		(123)
Issuance of restricted OP units	35
Conversion from OP units to shares	441	21,538		21,538		21,538	(21,538)
Exercise of OP unit options	40	1,226		1,226		1,226
Amortization of restricted OP units		519		519		519
OP unit compensation expense		636		636		636
Adjustment for Limited Partnership interests of third parties		10,356		10,356		10,356	(10,356)
Net income (loss)		38,155		38,155	(181)	37,974	292
Other comprehensive income			19	19		19	1
Common OP unit distributions ($0.43 per unit)		(96,817)		(96,817)		(96,817)	(628)
Balance at March 31, 2022	224,434	$2,847,623	$(551)	$2,847,072	$16,383	$2,863,455	$75,991
Distributions to noncontrolling interests in subsidiaries					(61)	(61)
Issuance of common OP units, net		(42)		(42)		(42)
Issuance of restricted OP units	19	1		1		1
Amortization of restricted OP units		1,373		1,373		1,373
OP unit compensation expense		635		635		635
Adjustment for Limited Partnership interests of third parties		13,349		13,349		13,349	(13,349)
Net income (loss)		58,358		58,358	(143)	58,215	379
Other comprehensive income			20	20		20
Common OP unit distributions ($0.43 per unit)		(96,819)		(96,819)		(96,819)	(628)
Balance at June 30, 2022	224,453	$2,824,478	$(531)	$2,823,947	$16,179	$2,840,126	$62,393
Contributions from noncontrolling interests in subsidiaries					3,340	3,340
Distributions to noncontrolling interests in subsidiaries					(5,237)	(5,237)
Issuance of common OP units, net	102	5,055		5,055		5,055
Issuance of restricted OP units	1
Exercise of OP unit options	12	364		364		364
Amortization of restricted OP units		1,621		1,621		1,621
OP unit compensation expense		636		636		636
Adjustment for Operating Partnership interests of third parties		3,990		3,990		3,990	(3,990)
Net income (loss)		112,888		112,888	(181)	112,707	733
Other comprehensive income			20	20		20
Common OP unit distributions ($0.43 per unit)		(96,867)		(96,867)		(96,867)	(628)
Balance at September 30, 2022	224,568	$2,852,165	$(511)	$2,851,654	$14,101	$2,865,755	$58,508

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$299,298	$210,300
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	153,783	244,062
Non-cash portion of interest expense related to finance leases	(38)	(37)
Equity in earnings of real estate ventures	(4,482)	(47,532)
Equity compensation expense	7,530	6,804
Accretion of fair market value adjustment of debt	(714)	(830)
Changes in other operating accounts:
Other assets	(10,052)	4,247
Accounts payable and accrued expenses	18,408	25,982
Other liabilities	1,402	3,500
Net cash provided by operating activities	$465,135	$446,496
Investing Activities
Acquisitions of storage properties	—	(89,004)
Additions and improvements to storage properties	(31,642)	(27,493)
Development costs	(34,228)	(17,445)
Investment in real estate ventures	(16)	(16)
Cash distributed from real estate ventures	10,821	59,544
Proceeds from sale of real estate, net	238	43,193
Net cash used in investing activities	$(54,827)	$(31,221)
Financing Activities
Proceeds from:
Revolving credit facility	614,083	500,640
Principal payments on:
Revolving credit facility	(659,783)	(624,540)
Mortgage loans and notes payable	(32,138)	(1,806)
Loan procurement costs	(39)	(136)
Issuance of common OP units, net	(225)	4,890
Cash paid upon vesting of restricted OP units	(804)	(1,384)
Exercise of OP unit options	2,716	1,590
Contributions from noncontrolling interests in subsidiaries	797	—
Distributions paid to noncontrolling interests in subsidiaries	(250)	(7,331)
Distributions paid to common OP unitholders	(333,690)	(292,312)
Net cash used in financing activities	$(409,333)	$(420,389)
Change in cash, cash equivalents and restricted cash	975	(5,114)
Cash, cash equivalents and restricted cash at beginning of period	8,925	13,318
Cash, cash equivalents and restricted cash at end of period	$9,900	$8,204
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$80,299	$75,172
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$—	$(700)
Accretion of put liability	$—	$2,444
Derivative valuation adjustment	$60	$60
Contributions from noncontrolling interests in subsidiaries	$—	$3,340

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the unaudited consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of September 30, 2023, the Company owned (or partially owned and consolidated) self-storage properties located in 24 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of September 30, 2023, the Parent Company owned approximately 99.4% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

The Company typically experiences seasonal fluctuations in the occupancy levels of its stores, which are generally slightly higher during the summer months due to increased moving activity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s combined audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2022, which are included in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 or 2022 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	September 30,	December 31,
	2023	2022

	(in thousands)
Land	$1,588,138	$1,588,138
Buildings and improvements	5,497,013	5,483,506
Equipment	143,680	144,605
Construction in progress	62,041	37,584
Right-of-use assets - finance leases	41,945	41,945
Storage properties	7,332,817	7,295,778
Less: Accumulated depreciation	(1,375,321)	(1,247,775)
Storage properties, net	$5,957,496	$6,048,003

The following table summarizes the Company’s acquisition activity since January 1, 2022.

			Number of	Transaction Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2022 Acquisitions:

Maryland Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	February 2022	1	$32,000
Texas Asset	San Antonio, TX	June 2022	1	23,000
Georgia Asset	Atlanta, GA	July 2022	1	20,700
			3	$75,700

4. INVESTMENT ACTIVITY

In 2021, the Company acquired LAACO, Ltd. ("LAACO"), which, at the time of the acquisition, owned or partially owned 59 storage properties, the Los Angeles Athletic Club (consisting of athletic facilities, food and beverage operations and a hotel) and the California Yacht Club (consisting of sports facilities, food and beverage operations and a marina). In February 2022, the Los Angeles Athletic Club was sold for $44.0 million. No gain or loss was recognized in conjunction with this sale. In August 2023, the California Yacht Club was sold for $0.8 million. A loss of $0.2 million was recognized in conjunction with this sale, which is included in the component of other (expense) income designated as Other for the three and nine months ended September 30, 2023 within the consolidated statements of operations.

2023 Acquisitions

The Company did not acquire any self-storage properties during the nine months ended September 30, 2023.

2022 Acquisitions

During the year ended December 31, 2022, the Company acquired three stores located in Georgia (1), Maryland (1) and Texas (1) for an aggregate purchase price of $75.7 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $3.4 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the nine months ended September 30, 2023 was approximately $1.2 million. No amortization expense was recognized during the three months ended September 30, 2023. The amortization expense that was recognized during the three and nine months ended September 30, 2022 was $0.9 million and $1.4 million, respectively.

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

Development Activity

As of September 30, 2023, the Company had invested in consolidated joint ventures to develop three self-storage properties located in New Jersey (1) and New York (2). Construction for these projects is expected to be completed at various times between the first and fourth quarters of 2024. As of September 30, 2023, development costs incurred to date for these projects totaled $51.5 million. Total construction costs for these projects are expected to be $82.5 million. These costs are capitalized to construction in progress while the project is under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company completed the construction and opened for operation the following stores during the year ended December 31, 2022. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets. No stores were completed and opened for operation during the nine months ended September 30, 2023.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Valley Stream, NY (1)	1	Q3 2022	100%	$37,200
Vienna, VA (2)	1	Q2 2022	80%	21,800
	2			$59,000

(1)	This store was previously owned by a consolidated joint venture, in which the Company held a 51% ownership interest. On January 18, 2023, the noncontrolling member put its 49% interest in the venture to the Company for $15.3 million. The cash payment related to this transaction is included in Development costs in the consolidated statements of cash flows.

(2)	This store is located adjacent to an existing store. Given this proximity, this store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures are summarized as follows (dollars in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	September 30,	December 31,	September 30,	December 31,
Unconsolidated Real Estate Ventures	Interest	2023	2022	2023	2022
Fontana Self Storage, LLC ("Fontana") (1)	50%	1	1	$13,628	$13,789
Rancho Cucamonga Self Storage, LLC ("RCSS") (1)	50%	1	1	20,758	20,994
191 V CUBE LLC ("HVP V")	20%	6	6	13,132	14,318
191 IV CUBE LLC ("HVP IV")	20%	28	28	17,596	19,853
CUBE HHF Northeast Venture LLC ("HHFNE")	10%	13	13	998	1,101
CUBE HHF Limited Partnership ("HHF")	50%	28	28	33,558	35,938
		77	77	$99,670	$105,993

(1)	On December 9, 2021, the Company completed the acquisition of LAACO, which included a 50% interest in Fontana and RCSS, each of which owns one self-storage property in California. As of the date of acquisition, the Company recognized differences between the Company’s equity investment in Fontana and RCSS and the underlying equity reflected at the venture level. As of September 30, 2023, this difference was $12.9 million and $19.2 million for Fontana and RCSS, respectively. These differences are being amortized over the expected useful life of the self-storage properties owned by the ventures.

As of September 30, 2023, the Company also held a 10% interest in 191 IV CUBE Southeast LLC ("HVPSE"). On August 30, 2022, HVPSE sold all 14 of its stores to an unaffiliated third-party buyer for an aggregate sales price of $235.0 million. During the nine months ended September 30, 2023, the Company received distributions of $1.7 million in excess of its investment in HVPSE from proceeds that were held back at the time of the sale. These distributions are included in Equity in earnings of real estate ventures within the consolidated statements of operations. As of September 30, 2023, HVPSE had no significant assets or liabilities.

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

The following is a summary of the financial position of the Ventures as of September 30, 2023 and December 31, 2022.

	September 30,	December 31,
	2023	2022

Assets	(in thousands)
Storage properties, net	$721,616	$741,563
Other assets	14,058	11,708
Total assets	$735,674	$753,271

Liabilities and equity
Debt	$470,126	$468,783
Other liabilities	23,794	16,626
Equity
CubeSmart	67,613	73,289
Joint venture partners	174,141	194,573
Total liabilities and equity	$735,674	$753,271

The following is a summary of results of operations of the Ventures for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Total revenues	$25,519	$26,915	$74,139	$78,511
Operating expenses	(10,642)	(11,340)	(31,707)	(33,321)
Other income (expenses)	27	(137)	(221)	(375)
Interest expense, net	(4,276)	(4,225)	(12,785)	(11,678)
Depreciation and amortization	(7,611)	(9,124)	(23,058)	(29,052)
Gains from sale of real estate, net	—	114,107	—	114,107
Net income	$3,017	$116,196	$6,368	$118,192
Company’s share of net income	$1,141	$46,558	$4,482	$47,532

6. OTHER ASSETS

Other assets are comprised of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

	(in thousands)
Intangible assets, net of accumulated amortization of $2,263 at December 31, 2022	$—	$1,181
Accounts receivable, net	8,559	7,932
Prepaid property taxes	8,251	8,033
Prepaid property and casualty insurance	8,229	2,129
Amounts due from affiliates (see note 15)	17,100	15,947
Assets related to deferred compensation arrangements	56,943	55,572
Right-of-use assets - operating leases	50,101	49,491
Ground lease receivable	6,178	6,138
Other	6,520	7,559
Total other assets, net	$161,881	$153,982

7. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2023	2022	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(10,562)	(11,801)
Less: Loan procurement costs, net	(13,983)	(15,849)
Total unsecured senior notes, net	$2,775,455	$2,772,350

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2023, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of September 30, 2023, borrowings under the Revolver had an interest rate of 6.34%. Additionally, as of September 30, 2023, $834.2 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of September 30, 2023, the Company was in compliance with all of its financial covenants related to the Second Amended and Restated Credit Facility.

9. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	September 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2023	2022	Interest Rate	Date

	(in thousands)
Nashville V, TN (1)	$—	$2,148	3.85%	Jun-23
New York, NY (1)	—	28,669	3.51%	Jun-23
Annapolis I, MD	4,755	4,906	3.78%	May-24
Brooklyn XV, NY	14,834	15,093	2.15%	May-24
Long Island City IV, NY	12,028	12,270	2.15%	May-24
Long Island City II, NY	17,949	18,283	2.25%	Jul-26
Long Island City III, NY	17,954	18,290	2.25%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	121,820	153,959
Plus: Unamortized fair value adjustment	8,277	10,228
Less: Loan procurement costs, net	(967)	(1,269)
Total mortgage loans and notes payable, net	$129,130	$162,918

(1)	These mortgage loans were repaid in full in June 2023.

As of September 30, 2023 and December 31, 2022, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $357.9 million and $442.9 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of September 30, 2023 (in thousands):

2023	$452
2024	32,329
2025	979
2026	33,760
2027	—
2028 and thereafter	54,300
Total principal payments	$121,820

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss for the nine months ended September 30, 2023 (in thousands).

Beginning balance at December 31, 2022	$(494)
Reclassification of realized losses on interest rate swaps (1)	60
Ending balance at September 30, 2023	(434)
Less: portion included in noncontrolling interests in the Operating Partnership	3
Total accumulated other comprehensive loss included in equity	$(431)

(1)	See note 11 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects in its statement of operations realized and unrealized gains and losses with respect to the derivative. As of September 30, 2023 and December 31, 2022, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the consolidated balance sheet at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of its 4.375% senior notes due 2029 (the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars and sixty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three and nine months ended September 30, 2023, respectively. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other financial instruments included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at September 30, 2023 and December 31, 2022.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(in thousands)
Carrying value	$2,919,785	$2,996,168
Fair value	2,485,414	2,568,103

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at September 30, 2023 and December 31, 2022. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

		CubeSmart	September 30, 2023
	Number	Ownership	Total	Total	Related Party
Consolidated Joint Ventures	of Stores	Interest	Assets	Liabilities	Loans (1)

			(in thousands)
1074 Raritan Road, LLC ("Clark")	1	90%	$8,547	$2,335	$—
350 Main Street, LLC ("Port Chester")	1	90%	5,311	64	—
Astoria Investors, LLC ("Astoria")	1	70%	38,105	23,507	18,603
CS Lock Up Anoka, LLC ("Anoka")	1	50%	10,466	5,581	5,540
CS Valley Forge Village Storage, LLC ("VFV")	1	70%	20,325	15,594	15,509
CS Vienna, LLC ("Vienna")	1	80%	31,050	35,238	34,875
SH3, LLC ("SH3")	1	90%	37,133	297	—
	7		$150,937	$82,616	$74,527

(1)	Related party loans represent amounts payable from the joint venture to the Company and are included in total liabilities within the table above. The loans and related party interest have been eliminated in consolidation.

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

Approximately 0.6% of the outstanding OP Units, as of both September 30, 2023 and December 31, 2022, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner within the consolidated statements of operations.

As of September 30, 2023 and December 31, 2022, 1,360,549 and 1,426,549 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value as of September 30, 2023 and December 31, 2022.

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

15. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest during the three and nine months ended September 30, 2023 totaled $1.2 million and $3.6 million, respectively compared to $1.3 million and $4.0 million, respectively, during the same periods in 2022.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $17.1 million and $15.9 million as of September 30, 2023 and December 31, 2022, respectively, and are reflected in Other assets, net on the consolidated balance sheets. Additionally, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $74.5 million and $64.4 million as of September 30, 2023 and December 31, 2022, respectively, which are eliminated in consolidation. The Company believes that these related-party receivables are fully collectible.

The HVP V, HVPSE, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP V, HVPSE, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVP V, HVPSE, HVP IV and HHFNE or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During both the three and nine months ended September 30, 2022, the Company recognized fees associated with property transactions of $0.4 million and $0.6 million, respectively. There were no such fees recognized during the three or nine months ended September 30, 2023. Property transaction fees are included in the component of other (expense) income designated as Other within the consolidated statements of operations.

In April 2022, the Company began serving as lessor in a ground lease related to land underlying an HVP IV property located in Texas (see note 4). During the three and nine months ended September 30, 2023, the Company recognized income associated with this ground lease of $0.1 million and $0.3 million, respectively, compared to $0.1 million for both the three and nine months ended September 30, 2022. This income is included in the component of other (expense) income designated as Other within the consolidated statements of operations.

16. EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(dollars and units in thousands, except per share amounts)
Net income	$103,073	$113,440	$299,298	$210,300
Noncontrolling interests in the Operating Partnership	(640)	(733)	(1,870)	(1,404)
Noncontrolling interest in subsidiaries	212	181	662	505
Net income attributable to the Company’s common shareholders	$102,645	$112,888	$298,090	$209,401

Weighted average basic shares outstanding	225,467	225,023	225,380	224,883
Share options and restricted share units	743	943	826	998
Weighted average diluted shares outstanding (1)	226,210	225,966	226,206	225,881

Basic earnings per share attributable to common shareholders	$0.46	$0.50	$1.32	$0.93
Diluted earnings per share attributable to common shareholders (2)	$0.45	$0.50	$1.32	$0.93

Earnings per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per common unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(dollars and units in thousands, except per unit amounts)
Net income	$103,073	$113,440	$299,298	$210,300
Operating Partnership interests of third parties	(640)	(733)	(1,870)	(1,404)
Noncontrolling interest in subsidiaries	212	181	662	505
Net income attributable to common unitholders	$102,645	$112,888	$298,090	$209,401

Weighted average basic units outstanding	225,467	225,023	225,380	224,883
Unit options and restricted share units	743	943	826	998
Weighted average diluted units outstanding (1)	226,210	225,966	226,206	225,881

Basic earnings per unit attributable to common unitholders	$0.46	$0.50	$1.32	$0.93
Diluted earnings per unit attributable to common unitholders (2)	$0.45	$0.50	$1.32	$0.93

(1)	For the three and nine months ended September 30, 2023, the Company declared cash dividends per common share/unit of $0.49 and $1.47, respectively. For the three and nine months ended September 30, 2022, the Company declared cash dividends per common share/unit of $0.43 and $1.29, respectively.

(2)	The amount of anti-dilutive options that were excluded from the computation of diluted earnings per share/unit was 0.7 million for both the three and nine months ended September 30, 2023 and 0.3 million for both the three and nine months ended September 30, 2022.

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and OP units have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average OP units outstanding for both the three and nine months ended September 30, 2023 was 1.4 million. Weighted average OP units outstanding for both the three and nine months ended September 30, 2022 was 1.5 million.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An OP unit may be redeemed for cash, or, at the Company’s option, common units on a one-for-one basis. The following is a summary of OP and common units outstanding:

	As of September 30,
	2023	2022
Outstanding OP units	1,360,549	1,460,520
Outstanding common units	224,859,021	224,568,376

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of both September 30, 2023 and December 31, 2022, we owned (or partially owned and consolidated) 611 self-storage properties totaling approximately 44.1 million rentable square feet. As of September 30, 2023, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of September 30, 2023, we managed 763 stores for third parties (including 77 stores containing an aggregate of approximately 5.6 million rentable square feet as part of six separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 1,374. As of September 30, 2023, we managed stores for third parties in the District of Columbia and the following 40 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

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

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to recessionary pressures that may result in increased bad debts. Adverse economic conditions affecting disposable consumer income, such as undesirable changes in employment levels, business conditions, interest rates, tax rates, fuel and energy costs, inflation and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

We continue our focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage properties.

We have one reportable segment: we own, operate, develop, manage and acquire self-storage properties.

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in New York, Florida, California and Texas provided approximately 17%, 15%, 11% and 9%, respectively, of total revenues for the nine months ended September 30, 2023.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three and nine months ended September 30, 2023 and 2022.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell. There were no properties classified as held for sale as of September 30, 2023.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. If an investment is impaired, the loss would be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether an investment is impaired requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the three and nine months ended September 30, 2023 or 2022.

Differences between the Company's net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. The Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $32.1 million and $32.7 million as of September 30, 2023 and December 31, 2022, respectively. These differences are amortized over the lives of the self-storage properties owned by the real estate ventures. This amortization is included in Equity in earnings of real estate ventures within our consolidated statements of operations.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes thereto. Historical results set forth in our consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of September 30, 2023, we owned 592 same-store properties and 19 non-same-store properties. For analytical presentation, all percentages are calculated using the numbers presented in the consolidated financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. The following table summarizes the change in the number of owned stores from January 1, 2022 through September 30, 2023:

	2023	2022

Balance - January 1	611	607
Stores acquired	—	1
Balance - March 31	611	608
Stores acquired	—	1
Stores developed	—	1
Stores combined (1)	—	(1)
Balance - June 30	611	609
Stores acquired	—	1
Stores developed	—	1
Balance - September 30	611	611
Stores acquired		—
Balance - December 31		611

(1)	On June 21, 2022, we completed development of a new store located in Vienna, VA for approximately $21.8 million. The developed store is located adjacent to an existing store. Given this proximity, the developed store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
				%								%
	2023	2022	Change	Change	2023	2022	2023	2022	2023	2022	Change	Change
REVENUES:
Rental income	$224,537	$219,625	$4,912	2.2%	$7,931	$7,212	$—	$—	$232,468	$226,837	$5,631	2.5%
Other property related income	9,777	9,495	282	3.0%	365	312	15,715	15,812	25,857	25,619	238	0.9%
Property management fee income	—	—	—	0.0%	—	—	9,551	8,952	9,551	8,952	599	6.7%
Total revenues	234,314	229,120	5,194	2.3%	8,296	7,524	25,266	24,764	267,876	261,408	6,468	2.5%

OPERATING EXPENSES:
Property operating expenses	64,355	62,472	1,883	3.0%	2,882	2,531	10,309	11,725	77,546	76,728	818	1.1%
NET OPERATING INCOME:	169,959	166,648	3,311	2.0%	5,414	4,993	14,957	13,039	190,330	184,680	5,650	3.1%

Store count	592	592			19	19			611	611
Total square footage	42,340	42,340			1,758	1,733			44,098	44,073
Period end occupancy	91.4%	93.1%			75.8%	67.9%			90.7%	92.1%
Period average occupancy	92.1%	93.6%
Realized annual rent per occupied sq. ft. (1)	$23.03	$22.18

Depreciation and amortization									49,985	79,574	(29,589)	(37.2)%
General and administrative									14,060	13,390	670	5.0%
Subtotal									64,045	92,964	(28,919)	(31.1)%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(23,204)	(23,850)	646	2.7%
Loan procurement amortization expense									(1,030)	(969)	(61)	(6.3)%
Equity in earnings of real estate ventures									1,141	46,558	(45,417)	(97.5)%
Other									(119)	(15)	(104)	(693.3)%
Total other (expense) income									(23,212)	21,724	(44,936)	(206.8)%
NET INCOME									103,073	113,440	(10,367)	(9.1)%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(640)	(733)	93	12.7%
Noncontrolling interests in subsidiaries									212	181	31	17.1%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$102,645	$112,888	$(10,243)	(9.1)%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $226.8 million during the three months ended September 30, 2022 to $232.5 million for the three months ended September 30, 2023, an increase of $5.6 million, or 2.5%. The $4.9 million increase in same-store rental income was primarily due to higher rental rates. Realized annual rent per occupied square foot in our same-store portfolio increased 3.8% as a result of higher rental rates for new and existing customers for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The remaining increase in rental income was due to stores acquired or opened in 2021 or 2022 included in our non-same-store portfolio.

Operating Expenses

Depreciation and amortization decreased from $79.6 million during the three months ended September 30, 2022 to $50.0 million for the three months ended September 30, 2023, a decrease of $29.6 million, or 37.2%. This decrease was primarily attributable to decreased amortization of in-place lease intangibles related to stores acquired in 2021.

Other (Expense) Income

Interest expense on loans decreased from $23.9 million during the three months ended September 30, 2022 to $23.2 million for the three months ended September 30, 2023, a decrease of $0.6 million, or 2.7%. The decrease was attributable to a decrease in the average outstanding debt balance during the 2023 period compared to the 2022 period, partially offset by higher interest rates during the 2023 period compared to the 2022 period. The average outstanding debt balance decreased to $3.00 billion during the three months ended September 30, 2023 as compared to $3.14 billion during the three months ended September 30, 2022. The weighted average effective interest rate on our outstanding debt increased to 3.04% for the three months ended September 30, 2023 compared to 2.99% during the three months ended September 30, 2022.

Equity in earnings of real estate ventures decreased from $46.6 million during the three months ended September 30, 2022 to $1.1 million for the three months ended September 30, 2023, a decrease of $45.4 million. The decrease was primarily due to our portion of the gains and distributions in excess of our equity investment associated with the sale by 191 IV CUBE Southeast LLC (“HVPSE”) of all of its 14 stores during the 2022 period (see note 5 to our consolidated financial statements).

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
				%								%
	2023	2022	Change	Change	2023	2022	2023	2022	2023	2022	Change	Change
REVENUES:
Rental income	$659,710	$632,853	$26,857	4.2%	$22,252	$18,488	$—	$—	$681,962	$651,341	$30,621	4.7%
Other property related income	29,066	26,090	2,976	11.4%	1,002	775	45,933	44,895	76,001	71,760	4,241	5.9%
Property management fee income	—	—	—	0.0%	—	—	27,246	25,536	27,246	25,536	1,710	6.7%
Total revenues	688,776	658,943	29,833	4.5%	23,254	19,263	73,179	70,431	785,209	748,637	36,572	4.9%

OPERATING EXPENSES:
Property operating expenses	187,435	182,747	4,688	2.6%	7,596	6,643	28,463	31,377	223,494	220,767	2,727	1.2%
NET OPERATING INCOME:	501,341	476,196	25,145	5.3%	15,658	12,620	44,716	39,054	561,715	527,870	33,845	6.4%

Store count	592	592			19	19			611	611
Total square footage	42,340	42,340			1,758	1,733			44,098	44,073
Period end occupancy	91.4%	93.1%			75.8%	67.9%			90.7%	92.1%
Period average occupancy	92.1%	93.6%
Realized annual rent per occupied sq. ft. (1)	$22.56	$21.29

Depreciation and amortization									150,672	241,177	(90,505)	(37.5)%
General and administrative									43,059	41,640	1,419	3.4%
Subtotal									193,731	282,817	(89,086)	(31.5)%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(70,439)	(69,729)	(710)	(1.0)%
Loan procurement amortization expense									(3,111)	(2,885)	(226)	(7.8)%
Equity in earnings of real estate ventures									4,482	47,532	(43,050)	(90.6)%
Other									382	(9,671)	10,053	103.9%
Total other expense									(68,686)	(34,753)	(33,933)	(97.6)%

NET INCOME									299,298	210,300	88,998	42.3%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(1,870)	(1,404)	(466)	(33.2)%
Noncontrolling interests in subsidiaries									662	505	157	31.1%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$298,090	$209,401	$88,689	42.4%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $651.3 million during the nine months ended September 30, 2022 to $682.0 million for the nine months ended September 30, 2023, an increase of $30.6 million, or 4.7%. The $26.9 million increase in same-store rental income was primarily due to higher rental rates. Realized annual rent per occupied square foot in our same-store portfolio increased 6.0% as a result of higher rental rates for new and existing customers for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The remaining increase in rental income was due to stores acquired or opened in 2021 or 2022 included in our non-same-store portfolio.

Other property related income increased from $71.8 million during the nine months ended September 30, 2022 to $76.0 million for the nine months ended September 30, 2023, an increase of $4.2 million, or 5.9%. The increase was primarily due to a $3.0 million increase in fee revenue.

Operating Expenses

Depreciation and amortization decreased from $241.2 million during the nine months ended September 30, 2022 to $150.7 million for the nine months ended September 30, 2023, a decrease of $90.5 million, or 37.5%. This decrease was primarily attributable to decreased amortization of in-place lease intangibles related to stores acquired in 2021.

Other (Expense) Income

Interest expense on loans increased from $69.7 million during the nine months ended September 30, 2022 to $70.4 million for the nine months ended September 30, 2023, an increase of $0.7 million, or 1.0%. The increase was attributable to higher interest rates during the 2023 period compared to the 2022 period, partially offset by a decrease in the average outstanding debt balance. The weighted average effective interest rate on our outstanding debt increased to 3.05% for the nine months ended September 30, 2023 compared to 2.91% during the nine months ended September 30, 2022. The average outstanding debt balance decreased to $3.03 billion during the nine months ended September 30, 2023 as compared to $3.16 billion during the nine months ended September 30, 2022.

Equity in earnings of real estate ventures decreased from $47.5 million during the nine months ended September 30, 2022 to $4.5 million for the nine months ended September 30, 2023, a decrease of $43.1 million. The decrease was primarily due to our portion of the gains and distributions in excess of our equity investment associated with the sale by HVPSE of all of its 14 stores during the 2022 period (see note 5 to our consolidated financial statements).

For the nine months ended September 30, 2022, the component of other (expense) income designated as Other includes $10.5 million of transaction-related expenses comprised primarily of severance costs associated with the acquisition of LAACO, Ltd. in December 2021. There were no such expenses for the nine months ended September 30, 2023.

Cash Flows

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

A comparison of cash flow from operating, investing and financing activities for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,
Net cash provided by (used in):	2023	2022	Change

	(in thousands)

Operating activities	$465,135	$446,496	$18,639
Investing activities	$(54,827)	$(31,221)	$(23,606)
Financing activities	$(409,333)	$(420,389)	$11,056

Cash provided by operating activities increased from $446.5 million for the nine months ended September 30, 2022 to $465.1 million for the nine months ended September 30, 2023, reflecting an increase of $18.6 million. The increased cash flow from operating activities was primarily attributable to increased net operating income levels in the same-store portfolio primarily due to higher rental rates in the 2023 period compared to the corresponding 2022 period.

Cash used in investing activities increased from $31.2 million for the nine months ended September 30, 2022 to $54.8 million for the nine months ended September 30, 2023, reflecting an increase of $23.6 million. This change was primarily the result of a $48.7 million decrease in cash distributed from real estate ventures due to distributions related to the sale by HVPSE of all 14 of its stores during the 2022 period. Additionally, net proceeds received from the sale of real estate decreased by $43.0 million as a result of the sale during the 2022 period of the Los Angeles Athletic Club, which we purchased in December 2021 as part of our acquisition of LAACO, Ltd. Also, development costs increased by $16.8 million, primarily due to the payment of a put liability associated with a previously consolidated joint venture. These increases were partially offset by a decrease in acquisitions of storage properties of $89.0 million. We acquired two stores and land during the nine months ended September 30, 2022, with no acquisitions during the corresponding 2023 period.

Cash used in financing activities was $420.4 million for the nine months ended September 30, 2022 compared to $409.3 million for the nine months ended September 30, 2023, reflecting a decrease of $11.1 million. This change was primarily the result of $78.2 million of decreased net repayments on the Credit Facility (as defined below) during the

2023 period as compared to the corresponding 2022 period. This change was partially offset by a $41.4 million increase in cash distributions paid to common shareholders and noncontrolling interests in the Operating Partnership due to an increase in the common divided per share/unit. Additionally, principal payments on mortgage loans increased $30.3 million due to the repayment of two secured loans during the 2023 period with no comparable repayments during the 2022 period.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and dividends to shareholders, capital expenditures and the development of new stores. These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2023 fiscal year, we expect recurring capital expenditures to be approximately $2.0 million to $7.0 million, planned capital improvements and store upgrades to be approximately $1.0 million to $5.0 million and costs associated with the development of new stores to be approximately $7.0 to $17.0 million. Our currently scheduled principal payments on our outstanding debt are approximately $0.5 million for the remainder of 2023.

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

As of September 30, 2023, we had approximately $8.0 million in available cash and cash equivalents. In addition, we had approximately $834.2 million of availability for borrowings under our Second Amended and Restated Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes, which are issued by the Operating Partnership and guaranteed by the Parent Company, are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2023	2022	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(10,562)	(11,801)
Less: Loan procurement costs, net	(13,983)	(15,849)
Total unsecured senior notes, net	$2,775,455	$2,772,350

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2023, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of September 30, 2023, borrowings under the Revolver had an interest rate of 6.34%. Additionally, as of September 30, 2023, $834.2 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of September 30, 2023, we were in compliance with all of the financial covenants under the Second Amended and Restated Credit Facility.

At-the-Market Equity Program

We maintain an “at-the-market” equity program that enables us to sell common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

We did not sell any common shares under the Equity Distribution Agreements during the three or nine months ended September 30, 2023. As of September 30, 2023, 5.8 million common shares remained available for issuance under the Equity Distribution Agreements.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO (and FFO, as adjusted) attributable to common shareholders and OP unitholders for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Net income attributable to the Company’s common shareholders	$102,645	$112,888	$298,090	$209,401

Add (deduct):
Real estate depreciation and amortization:
Real property	48,404	78,250	146,218	237,742
Company’s share of unconsolidated real estate ventures	2,104	2,273	6,353	7,179
Gains from sales of real estate, net (1)	236	(45,705)	(1,477)	(45,705)
Noncontrolling interests in the Operating Partnership	640	733	1,870	1,404
FFO attributable to the Company's common shareholders and OP unitholders	$154,029	$148,439	$451,054	$410,021

Add:
Transaction-related expenses (2)	—	—	—	10,546
Property damage related to hurricane, net of expected insurance proceeds	—	1,578	—	1,578
FFO, as adjusted, attributable to the Company's common shareholders and OP unitholders	$154,029	$150,017	$451,054	$422,145

Weighted average diluted shares outstanding	226,210	225,966	226,206	225,881
Weighted average diluted units outstanding	1,404	1,460	1,415	1,545
Weighted average diluted shares and units outstanding	227,614	227,426	227,621	227,426

(1)	For the three months ended September 30, 2023, represents a loss related to the sale of the California Yacht Club, which was acquired in 2021 as part of the Company's acquisition of LAACO, Ltd. This amount is included in the component of other (expense) income designated as Other within our consolidated statements of operations. For the three and nine months ended September 30, 2022 and the nine months ended September 30, 2023, includes gains on sale and distributions made to the Company in excess of its investment in the 191 IV CUBE Southeast LLC ("HVPSE") unconsolidated real estate venture. HVPSE sold all 14 of its properties on August 30, 2022. The distributions during the nine months ended September 30, 2023 relate to proceeds that were held back at the time of the sale. These gains are included in Equity in earnings of real estate ventures within our consolidated statements of operations.

(2)	For the nine months ended September 30, 2022, transaction-related expenses include severance expenses ($10.3 million) and other transaction expenses ($0.2 million). Prior to our acquisition of LAACO, Ltd., the predecessor company entered into severance agreements with certain employees, including members of their executive team. These costs were known to us and the assumption of the obligation to make these payments post-closing was contemplated in our net consideration paid in the transaction. In accordance with GAAP, and based on the specific details of the arrangements with the employees prior to closing, these costs are considered post-combination compensation expenses. Transaction-related expenses are included in the component of other income (expense) designated as Other within our consolidated statements of operations.

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

As of September 30, 2023, our consolidated debt consisted of $2.92 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of September 30, 2023, there were $15.2 million of outstanding unsecured credit facility borrowings subject to floating rates. Changes in market interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $120.2 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $122.4 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended September 30, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	429	$44.66	N/A	3,000,000
August 1 - August 31	—	$—	N/A	3,000,000
September 1 - September 30	343	$40.49	N/A	3,000,000
Total	772	$42.81	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended September 30, 2023, none of our trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Compensation Actions

On November 1, 2023, the Board approved and adopted an amendment and restatement of the Parent Company’s Executive Severance Plan (the “Severance Plan”).

The Severance Plan was restated to include amended terms that provide for the following: (i) in the event of a participant’s employment termination due to death or disability occurring during the Severance Plan’s change in control protection period, the participant will be entitled to the same benefits to which such participant would have been entitled had such termination otherwise constituted a severance-eligible termination under the Severance Plan, (ii) in the event of a participant’s severance-eligible termination or employment termination due to death or disability occurring during the Severance Plan’s change in control protection period but prior to the change in control, such participant’s then-outstanding equity awards will remain outstanding through the consummation of the change in control, and receive the same treatment as if such participant were employed as of immediately prior to the change in control, and (iii) immediately prior to a change in control, (x) all time-vested equity awards held by each participant will vest in full, and all performance-vested equity awards held by each participant will vest at the greater of target and actual Parent Company performance levels, (y) all equity awards subject to exercise will be deemed exercised on a net-exercise basis unless the participant elects for such awards to remain outstanding and unexercised following such change in control, and if the participant so elects, the Company will cause the surviving corporation or successor or affiliate to assume the awards or grant new awards in substitution therefor, and (z) each equity award continued or assumed by, or substituted for, to the extent subject to exercise, will remain outstanding and exercisable through the 10th anniversary of the original grant date of such award following the participant’s severance-eligible termination or a termination due to death or disability. Except as described in the immediately preceding sentence, no other substantive amendments were made to the Severance Plan.

The foregoing description of the amendments to the Severance Plan is qualified in its entirety by reference to the full text of the Severance Plan, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	CubeSmart Executive Severance Plan

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

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended September 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

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

CUBESMART
(Registrant)

Date: November 3, 2023	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2023	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2023	By:	/s/ Matthew D. DeNarie

Matthew D. DeNarie, Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

, L.P
CUBESMART, L.P.
(Registrant)

Date: November 3, 2023	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2023	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2023	By:	/s/ Matthew D. DeNarie

Matthew D. DeNarie, Chief Accounting Officer
(Principal Accounting Officer)