Form 10-K
period 2023-12-31
CubeSmart; CubeSmart, L.P.
filed 2024-02-29
CIK 1298675, 1300485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

CubeSmart	☒
CubeSmart, L.P.	☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

CubeSmart	☐
CubeSmart, L.P.	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes	☐	No	☒
CubeSmart, L.P.	Yes	☐	No	☒

As of June 30, 2023, the last business day of CubeSmart’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of CubeSmart was $10,005,900,746. As of February 27, 2024, the number of common shares of CubeSmart outstanding was 224,954,599.

As of June 30, 2023, the last business day of CubeSmart, L.P.’s most recently completed second fiscal quarter, the aggregate market value of the 1,418,549 units of limited partnership (the “OP Units”) held by non-affiliates of CubeSmart, L.P. was $63,352,398 based upon the last reported sale price of $44.66 per share on the New York Stock Exchange on June 30, 2023 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all OP Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference: Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust (“REIT”), that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2023, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of OP Units issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

This report also includes separate Item 9A - Controls and Procedures sections, signature pages and Exhibits 31 and 32 certifications for each of the Parent Company and the Operating Partnership, in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Parent Company and the Chief Executive Officer and the Chief Financial Officer of the Operating Partnership have made the requisite certifications and that the Parent Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and 18 U.S.C. §1350.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report. Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

●	adverse changes in economic conditions in the real estate industry and in the markets in which we own and operate self-storage properties;

●	the effect of competition from existing and new self-storage properties and operators on our ability to maintain or raise occupancy and rental rates;

●	the failure to execute our business plan;

●	adverse impacts from pandemics, quarantines and stay at home orders, including the impact on our ability to operate our self-storage properties, the demand for self-storage, rental rates and fees and rent collection levels;

●	reduced availability and increased costs of external sources of capital;

●	increases in interest rates and operating costs;

●	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing or future debt;

●	counterparty non-performance related to the use of derivative financial instruments;

●	risks related to our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

●	the failure of acquisitions and developments to close on expected terms, or at all, or to perform as expected;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

●	reductions in asset valuations and related impairment charges;

●	cybersecurity breaches, cyber or ransomware attacks or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships or result in fraudulent payments;

●	changes in real estate, zoning, use and occupancy laws or regulations;

●	risks related to or consequences of earthquakes, hurricanes, windstorms, floods, other natural disasters or acts of violence, pandemics, active shooters, terrorism, insurrection or war that impact the markets in which we operate;

●	potential environmental and other material liabilities;

●	governmental, administrative and executive orders, regulations and laws, which could adversely impact our business operations and customer and employee relationships;

●	uninsured or uninsurable losses and the ability to obtain insurance coverage, indemnity or recovery from insurance against risks and losses;

●	our ability to attract and retain talent in the current labor market;

●	other factors affecting the real estate industry generally or the self-storage industry in particular; and

●	other risks identified in this Report and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

As of December 31, 2023, we owned (or partially owned and consolidated) 611 self-storage properties located in 24 states and in the District of Columbia containing an aggregate of approximately 44.1 million rentable square feet. As of December 31, 2023, approximately 89.8% of the rentable square footage at our owned stores was leased to approximately 379,000 customers, and no single customer represented a significant concentration of our revenues. As of December 31, 2023, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of December 31, 2023, we managed 795 stores for third parties (including 77 stores containing an aggregate of approximately 5.6 million net rentable square feet as part of six separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 1,406. As of December 31, 2023, we managed stores for third parties in the District of Columbia and the following 40 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

Our self-storage properties are designed to offer affordable and easily-accessible storage space for our residential and commercial customers. Our customers rent storage cubes for their exclusive use, typically on a month-to-month basis. Additionally, some of our stores offer outside storage areas for vehicles and boats. Our stores are designed to accommodate both residential and commercial customers, with features such as wide aisles and load-bearing capabilities for large truck access. All of our stores have a storage associate or automated kiosk available to assist our customers during business hours, and 336, or approximately 55.0%, of our owned stores have a manager who resides in an apartment at the store. Our customers can access their storage cubes during business hours, and some of our stores provide customers with 24-hour access through computer-controlled access systems. Our goal is to provide customers with the highest standard of physical attributes and service in the industry. To that end, 510, or approximately 83.5%, of our owned stores include climate-controlled cubes.

The Parent Company was formed in July 2004 as a Maryland REIT. The Parent Company owns its assets and conducts its business through the Operating Partnership, and its subsidiaries. The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2023, owned a 99.4% interest in the Operating Partnership. The Operating Partnership was formed in July 2004 as a Delaware limited partnership and has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership and operation of self-storage properties.

Acquisition and Disposition Activity

As of December 31, 2023 and 2022, we owned 611 stores that contained an aggregate of 44.1 million rentable square feet with occupancy levels of 89.8% and 90.3%, respectively. Additional information about our stores is included in Item 2 of this Report. The following is a summary of our 2023, 2022 and 2021 acquisition and disposition activity:

			Number of	Transaction Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2023 Acquisition:

New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2023	1	$22,000
			1	$22,000

2023 Disposition:

Illinois Asset (1)	Chicago-Naperville-Joliet, IL-IN-WI	December 2023	1	$8,000
			1	$8,000

2022 Acquisitions:

Maryland Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	February 2022	1	$32,000
Texas Asset	San Antonio, TX	June 2022	1	23,000
Georgia Asset	Atlanta, GA	July 2022	1	20,700
			3	$75,700

2021 Acquisitions:

Minnesota Asset (2)	Minneapolis-St. Paul-Bloomington, MN-WI	April 2021	1	$12,000
Maryland Asset	Baltimore-Towson, MD	June 2021	1	22,075
New Jersey/Pennsylvania Assets	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	July 2021	2	33,000
Florida Asset	Miami-Fort Lauderdale-Pompano Beach, FL	November 2021	1	14,750
Georgia Asset	Atlanta-Sandy Springs-Marietta, GA	November 2021	1	15,200
Pennsylvania Asset	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	November 2021	1	24,500
Nevada Asset	Las Vegas-Paradise, NV	December 2021	1	21,000
Storage West Assets	Various (see note 4 to our consolidated financial statements)	December 2021	57	1,648,426	(3)
Illinois Asset	Chicago-Naperville-Joliet, IL-IN-WI	December 2021	1	10,300
			66	$1,801,251

2021 Dispositions:

Colorado/Nevada Assets	Denver-Aurora, CO / Las Vegas-Paradise, NV	September 2021	2	$16,900
North Carolina Assets	Burlington, NC	September 2021	2	21,700
Texas Asset	Houston-Sugar Land-Baytown, TX	November 2021	1	5,200
			5	$43,800

(1)	This store was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

(2)	This store was acquired by a consolidated joint venture in which we hold a 50% interest.

(3)	Purchase price represents the acquisition of all 167,557 outstanding partnership units of LAACO, Ltd. (“LAACO”) for $9,838 per unit. At the time of the acquisition, LAACO owned 57 storage properties (the “Storage West Assets”) and 50% ownership interests in two separate joint ventures. Through this acquisition, the Company also acquired LAACO’s wholly-owned subsidiaries, the Los Angeles Athletic Club and the California Yacht Club (the “Club Operations”). The Los Angeles Athletic Club was sold by the Company during the year ended December 31, 2022. The California Yacht Club was sold by the Company during the year ended December 31, 2023. See note 4 to our consolidated financial statements.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of December 31, 2023, 2022 and 2021, we owned (or partially owned and consolidated) 611, 611 and 607 self-storage properties and related assets, respectively. The following table summarizes the change in number of owned stores from January 1, 2021 through December 31, 2023:

	2023	2022	2021

Balance - January 1	611	607	543
Stores acquired	—	1	—
Stores developed	—	—	1
Stores combined (1)	—	—	(1)
Balance - March 31	611	608	543
Stores acquired (2)	—	1	2
Stores developed	—	1	2
Stores combined (1)	—	(1)	—
Balance - June 30	611	609	547
Stores acquired	—	1	2
Stores developed	—	1	—
Stores sold	—	—	(4)
Balance - September 30	611	611	545
Stores acquired	1	—	62
Stores developed	—	—	1
Stores sold (3)	(1)	—	(1)
Balance - December 31	611	611	607

(1)	On June 21, 2022 and March 3, 2021, we completed development of new stores located in Vienna, VA and Arlington, VA for approximately $21.8 million and $26.4 million, respectively. In each case, the developed store is located adjacent to an existing consolidated joint venture store. Given this proximity, each developed store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

(2)	For the quarter ended June 30, 2021, includes one store acquired by a consolidated joint venture in which we hold a 50% interest.

(3)	For the quarter ended December 31, 2023, relates to one store that was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

Financing and Investing Activities

The following summarizes certain financing and investing activities during the year ended December 31, 2023:

●	Acquisition Activity. We acquired one wholly-owned store located in New Jersey for a purchase price of $22.0 million.

●	Development Activity. As of December 31, 2023, we had four joint venture development properties under construction, located in New Jersey (1) and New York (3), which are expected to be completed by the third quarter of 2025. As of December 31, 2023, we had invested $51.2 million of an expected $94.2 million related to these four projects.

●	Mortgage Loan Activity. We repaid two mortgage loans with an aggregate outstanding principal balance of $30.5 million.

Business Strategy

Our business strategy consists of several elements:

●	Maximize cash flow from our stores — We utilize our operating systems and experienced personnel to manage the balance between rental rates, discounts and physical occupancy with an objective of maximizing our rental revenue.

●	Acquire stores within targeted markets — During 2024, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic and market fundamentals and demand for storage in excess of storage capacity. We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry. In the past, we have formed joint ventures with unaffiliated third parties, and in the future we may form additional joint ventures, to facilitate the funding of future developments or acquisitions.

●	Dispose of stores — During 2024, we intend to continue to evaluate opportunities to dispose of assets that have unattractive risk-adjusted returns. We intend to use proceeds from these transactions to fund acquisitions within targeted markets and for general corporate purposes.

●	Grow our third-party management business — We intend to pursue additional third-party management opportunities and leverage our current platform to take advantage of consolidation in the industry. We plan to utilize our relationships with third-party owners to help source future acquisitions and other investment opportunities.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage properties. Our investment committee is comprised of four executive officers who oversee our investment process. Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, the approval of our Board of Trustees (the “Board”)), final due diligence and documentation. Through our investment committee, we intend to focus on the following criteria:

●	Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional stores, or where we believe that we can acquire a significant number of stores over time. We evaluate both the broader market and the immediate trade area, typically three miles around the store, for its ability to support above-average demographic growth. We seek to increase our presence primarily in areas with strong demographics and growth, including, but not exclusively limited to, major metropolitan regions within the United States.

●	Quality of store — We focus on self-storage properties that have good visibility, ease of access, quality construction, and are located near retail centers, which typically provide high traffic corridors and are generally located near residential communities and commercial customers.

●	Growth potential — We target acquisitions that offer growth potential through increased operating efficiencies and, in some cases, through additional leasing efforts, renovations or expansions. In addition to acquiring single stores, we seek to invest in portfolio acquisitions, including those offering significant potential for increased operating efficiency and economies of scale.

Segment

We have one reportable segment: we own, operate, develop, manage and acquire self-storage properties.

Concentration

Our self-storage properties are located in major metropolitan areas as well as suburban areas and have numerous customers per store. No single customer represented a significant concentration of our 2023 revenues. Our stores in New York, Florida, California and Texas provided approximately 17%, 15%, 11% and 9%, respectively, of our total revenues for the year ended December 31, 2023. Our stores in New York, Florida, California and Texas provided approximately 16%, 15%, 11% and 9%, respectively, of our total revenues for the year ended December 31, 2022. Our stores in New York, Florida, Texas and California provided approximately 19%, 15%, 9% and 8%, respectively, of our total revenues for the year ended December 31, 2021.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our stores, which are generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

We maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders. As of December 31, 2023, our debt to total market capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 21.8% compared to approximately 24.8% as of December 31, 2022. Our ratio of debt to the undepreciated cost of our total assets as of December 31, 2023 was approximately 38.2% compared to approximately 39.6% as of December 31, 2022. We expect to finance additional investments in self-storage properties through the most attractive sources of capital available at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility, subject to limitations on incurrence of indebtedness under our unsecured credit facilities and the indenture that governs our unsecured notes. These capital sources may include existing cash, borrowings under our revolving credit facility, additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, additional issuances of debt securities, issuances of common or preferred units in our Operating Partnership in exchange for contributed properties and formations of joint ventures. We also may sell stores that have unattractive risk-adjusted returns and use the sales proceeds to fund other acquisitions.

Competition

Self-storage properties compete based on a number of factors, including location, rental rates, occupancy, security, suitability of the store’s design to prospective customers’ needs and the manner in which the store is maintained, operated and marketed. In particular, the number of competing self-storage properties in a market could have a material effect on our occupancy levels, rental rates and on the overall operating performance of our stores. We believe that the primary competition for potential customers of any of our self-storage properties comes from other self-storage providers within a three-mile radius of that store. We emphasize customer service, convenience, security, professionalism, and cleanliness and, therefore, we believe our stores are well-positioned within their respective markets.

Our key competitors include local and regional operators as well as the other public self-storage REITs, including, but not limited to, Public Storage, Extra Space Storage Inc., and National Storage Affiliates Trust. These companies, some of which operate significantly more stores than we do and have greater resources than we have, and other entities may be able to accept more risk than we determine is prudent for us, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices. This competition may reduce the number of suitable acquisition opportunities available to us, increase the price required to acquire stores and reduce the demand for self-storage space at our stores. Nevertheless, we believe that our experience in operating, managing, acquiring, developing and obtaining financing for self-storage properties should enable us to compete effectively.

Government Regulation

We are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures, consumer protection measures and various federal, state and local regulations that apply generally to the ownership of real property and the operation of self-storage properties.

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

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of properties. Whenever the environmental assessment for one of our stores indicates that a store is impacted by soil or groundwater contamination from prior owners/operators or other sources, we work with our environmental consultants and, where appropriate, state governmental agencies, to ensure that the store is either cleaned up, that no cleanup is necessary because the low level of contamination poses no significant risk to public health or the environment, or that the responsibility for cleanup rests with a third party. In certain cases, we have purchased environmental liability insurance coverage to indemnify us against claims for existing or suspected contamination or other adverse environmental conditions that may affect a property.

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

Insurance

We carry comprehensive liability, fire, casualty, extended coverage and rental loss insurance covering all of the properties in our portfolio. We also carry environmental insurance coverage on certain stores in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from civil unrest, riots, war or acts of God, pandemics, and, in some cases, flood and environmental hazards, because such coverage is either not available or not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorism, hurricanes, floods, earthquakes and windstorms, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. Additionally, we use a combination of insurance products, some of which include deductibles and self-insured retention amounts, to provide risk mitigation for potential liabilities associated with automobiles, workers’ compensation, employment practices, general contractors, cyber risks, crime, directors and officers, employee health-care benefits, fiduciary obligations, managerial errors and omissions and personal injuries that might be sustained at our stores.

Offices

Our principal executive offices are located at 5 Old Lancaster Road, Malvern, PA 19355. Our telephone number is (610) 535-5000.

Human Capital

At CubeSmart, we refer to our employees as teammates, because collaboration towards shared goals defines our workplace. We care deeply about the experience our teammates have working with us. The CubeSmart work experience takes a holistic approach to our teammates’ total wellbeing. Our teammate value proposition includes promoting a sense of belonging to a team; providing opportunities to make a meaningful difference at work and in their communities; supporting our teammates’ ongoing personal and professional development; and offering competitive pay and rewards.

As of December 31, 2023, we employed 3,040 teammates, all within the United States. Of the total employees, approximately 89% were hourly and approximately 11% were salaried. We have no union presence or collective bargaining agreements. Our average teammate tenure as of December 31, 2023 was 3.5 years.

Company Culture and Teammate Experience

We measure our teammates’ experience each year through our Teammate Engagement Survey. In 2023, our annual engagement survey participation rate was 92%. Results are communicated within individual teams to share what we learned and discuss both the positive aspects about working at CubeSmart and where we have opportunities to improve. Leaders with team engagement below a certain threshold are provided with coaching and set goals for improvement. In addition to the survey and our focused support for teams who need it, we have ongoing conversations and commit to continuous improvement. Every CubeSmart teammate plays a role in building our company culture and making the experience working here the best it can be.

Teammate Development and Wellbeing

As part of our culture, we seek to help teammates grow with us and leverage their development both at CubeSmart and beyond. We believe in providing all teammates with training and development opportunities to succeed in their role. We plan, design and deliver training programs for all levels of the organization, from orientation and general job skills to enhancing leadership capabilities through skills trainings and mentoring. In 2023, we provided an average of 18 hours of training per teammate.

When recruiting new teammates, our talent acquisition team engages with our store management teams and corporate leaders to identify a pool of potential candidates to serve our customers and deliver best-in-class customer service. We recruited, hired and trained 1,651 teammates during the year ended December 31, 2023. Teammate referrals were a significant source for the candidates we hired, accounting for 18% of our new teammates. Additionally, 350 teammates were promoted into new roles and/or transitioned into new positions to further their career development.

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

Diversity and Inclusion

In February 2023, we adopted a Diversity, Equality and Inclusion Policy in addition to our existing Philosophy Regarding Respect in the Workplace. Our policy can be found in the Corporate Responsibility section of our internet website (www.cubesmart.com) and details our commitments to support and promote diversity, equality, and inclusion. Nothing on our website, including our Diversity, Equality and Inclusion Policy or sections thereof, shall be deemed incorporated by reference into this Annual Report.

As of December 31, 2023, of our total teammate population, 56% were female and 44% were male. Approximately 45% have self-identified as Black or African American, Hispanic or Latino, Asian, American Indian, or of two or more races. The average teammate age was 42; 35% of our teammates were 34 and younger, while 40% of our teammates were 45 or older.

Sustainability

We are focused on building our company for the long term to generate sustainable growth. To that end, we have established a cross-functional ESG (Environmental, Social, & Governance) committee responsible for establishing our sustainability priorities and objectives. Management regularly evaluates sustainability risks faced by our portfolio and believe the low obsolescence, geographic diversification, and low emissions of our portfolio help to mitigate those risks. Our senior management team reports annually to the Board on the status of our ESG program, our progress against the goals we’ve set, and provides updates on the various initiatives we’ve undertaken to improve our sustainability. Our efforts to enact change are highlighted by our sustainability targets which look to track improvements across key ESG metrics and are aligned to the United Nations Sustainable Development Goals.

A key area of focus from a sustainability perspective is minimizing the impact we make on the environment. Self-storage remains a low-environmental impact business as it consumes less energy and water while emitting fewer greenhouse gases than other real estate property types. We continue to look for ways to further reduce our low impact through a variety of initiatives including solar panel installations, HVAC upgrades, high-efficiency lighting retrofits, green roofs, energy management systems, and paper reduction through our electronic rental platform.

We encourage you to review our Sustainability Report, which can be found in the Corporate Responsibility section of our website, for more detailed information regarding our sustainability programs and initiatives. Nothing on our website, including our Sustainability Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

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

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, inflation, deflation, interest rates, tax rates and fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

It is difficult to determine the breadth and duration of economic and financial market disruptions (including those in international markets) and the many ways in which they may affect our customers and our business in general. Nonetheless, financial and macroeconomic disruptions could have a significant adverse effect on our sales, profitability and results of operations.

Our financial performance is dependent upon economic and other conditions of the markets in which our stores are located.

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors. Our stores in New York, Florida, California and Texas accounted for approximately 17%, 15%, 11% and 9%, respectively, of our total 2023 revenues. As a result of this geographic concentration of our stores, we are particularly susceptible to adverse market conditions in these areas. Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate, could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

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

We will incur costs and will face integration challenges when we acquire or develop additional stores.

As we acquire or develop additional self-storage properties and bring additional self-storage properties onto our third-party management platform, we will be subject to risks associated with integrating and managing new stores, including customer retention and mortgage default risks. In the case of a large portfolio purchase, we could experience strains in our existing systems and management capacities. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations. Furthermore, our net income may decline because we will be required to depreciate/amortize in future periods costs for acquired real property and intangible assets. Our failure to successfully integrate any future acquisitions into our portfolio could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

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

We carry comprehensive liability, fire, casualty, extended coverage and rental loss insurance covering all of the properties in our portfolio. We also carry environmental insurance coverage on certain stores in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from civil unrest, riots, war or acts of God, pandemics, and, in some cases, flood and environmental hazards, because such coverage is either not available or not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorism, hurricanes, floods, earthquakes and windstorms, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In particular, certain of our stores are located in areas that are prone to or at risk of flooding, including coastal flooding, and some of our stores have been previously damaged or otherwise impacted by hurricanes and other flooding events. If we experience a loss at a store that is uninsured or that exceeds policy limits, we could lose the capital invested in that store as well as the anticipated future cash flows from that store. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical or undesirable to use insurance proceeds to replace a store after it has been damaged or destroyed. In addition, if the damaged stores are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these stores were irreparably damaged.

Additionally, we use a combination of insurance products, some of which include deductibles and self-insured retention amounts, to provide risk mitigation for potential liabilities associated with automobiles, workers’ compensation, employment practices, general contractors, cyber risks, crime, directors and officers, employee health-care benefits, fiduciary obligations, managerial errors and omissions, and personal injuries that might be sustained at our stores. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience and actuarial assumptions. Our results of operations could be materially impacted by claims and other expenses related to such insurance plans if future occurrences and claims differ from these assumptions and historical trends.

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

We are subject to risks from the consequences of climate change, including severe weather events, as well as the transition to a low-carbon economy and other steps taken to prevent or mitigate climate change.

Our self-storage properties are located in areas that may be subject to the direct impacts of climate change, such as increased destructive weather events like floods, sea level rise, fires, and drought, which could result in significant damage to our stores, increased capital expenditures, increased expenses, reduced revenues, or reduced demand for our self-storage space. Indirect impacts of climate change could also adversely impact our business, including through increased costs, such as insurance costs or regulatory compliance costs. Potential governmental, political and social pressure related to climate change and actions to mitigate climate change could in the future result in (i) costly changes to newly developed stores or retrofits of our existing stores to reduce carbon emissions through multiple avenues, including changes to insulation, space configuration, lighting, heating, and air conditioning, (ii) increased energy costs as a result of transitioning to less carbon-intensive, but more expensive, sources of energy to operate our stores, and (iii) consumers reducing their individual carbon footprints by owning fewer durable material consumer goods, collectibles, and other such items requiring storage, resulting in a reduced demand for our self-storage space. In addition, our reputation and investor relationships could be damaged as a result of our involvement with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

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

We are increasingly dependent upon automated information technology processes, including artificial intelligence, and internet commerce, and many of our new customers come from the telephone or over the internet. Moreover, the nature of our business involves the receipt and retention of personal information about our customers. We also rely extensively on third-party vendors to retain data, host software, process transactions and provide other systems and services. These systems, and our systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware, ransomware and other destructive or disruptive security breaches and catastrophic events, such as a natural disaster or a terrorist event or cyber-attack. In addition, experienced computer programmers and hackers may be able to penetrate our security systems and misappropriate or make unavailable to us our confidential information, create system disruptions or cause shutdowns, whether due to malfeasance or human error. Such data security breaches as well as system disruptions and shutdowns could result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing at our stores.

We currently incorporate artificial intelligence solutions into our business, and applications of artificial intelligence may become important in our operations over time. Our competitors or other third parties may incorporate artificial intelligence into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the types of information that artificial intelligence applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected.

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

In addition, prolonged periods of economic slowdown or recession, rising interest rates, declining demand for self-storage, geopolitical tensions, military conflicts, pandemics or the fear or public perception that any of these events may occur, could result in a general decline in rental revenues, which could impair our ability to satisfy our debt service obligations and to make distributions to our shareholders.

Rental revenues are significantly influenced by demand for self-storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our real estate portfolio consists primarily of self-storage properties, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self-storage space would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self-storage space could be adversely affected by weakness in the national, regional and local economies, changes in supply of, or demand for, similar or competing self-storage properties in an area and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our rental and management fee revenue. Any such decrease could impair our ability to satisfy debt service obligations and make distributions to our shareholders.

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

If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code of 1986, as amended (the “Code”), we would be subject to federal income tax at regular corporate rates on all of our income. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long-term capital gains to individual shareholders at favorable rates. We also could be subject to increased state and local taxes. We would not be able to elect to be taxed as a REIT until the fifth taxable year that begins after the taxable year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. Further, for tax years beginning after December 31, 2022, we may also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including a corporate alternative minimum tax and a nondeductible one percent excise tax on certain stock repurchases. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. This likely would have a significant adverse effect on our earnings and likely would adversely affect the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders.

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

LAACO was a publicly traded partnership immediately prior to our acquisition of it on December 9, 2021. Failure of 90% or more of a publicly traded partnership’s gross income to be “qualifying income” under Section 7704 of the Code in each of its tax years could result in such entity being taxed as a corporation rather than a partnership for U.S. federal income tax purposes. If LAACO failed to qualify as a partnership for U.S. federal income tax purposes immediately prior to our acquisition of it, and certain relief provisions do not apply, it might adversely affect our ability to satisfy the income and asset tests for REIT qualification. In addition, LAACO’s classification as a corporation for U.S. federal income tax purposes would mean that it has corporate income tax liabilities for all tax years during which it is classified as a corporation for U.S. federal income tax purposes.

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

Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but are subject to certain state and local taxes. Certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in these audits, in some instances there may be no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

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

Shareholders are urged to consult with their tax advisors with respect to the status of any regulatory or administrative developments and proposals and their potential effect on investment in our equity securities.

Dividends paid by REITs do not qualify for the reduced tax rates provided under current law.

Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals (20% for those with taxable income above certain thresholds that are adjusted annually under current law). The more favorable tax rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable tax rates apply, which could reduce the value of REIT stocks.

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

From time to time, domestic financial markets experience volatility and uncertainty. At times in recent years liquidity has tightened in the domestic financial markets, including the investment grade debt and equity capital markets from which we historically sought financing. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms, and there can be no assurance that we will be able to continue to issue common or preferred equity securities at a reasonable price. Our ability to finance new acquisitions and development and refinance future debt maturities could be adversely impacted by our inability to secure financing on reasonable terms, if at all.

The terms and covenants relating to our indebtedness could adversely impact our financial performance.

Like other real estate companies that incur debt, we are subject to risks associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance outstanding indebtedness at maturity. If our debt cannot be paid, refinanced or extended at maturity, we may not be able to make distributions to shareholders at expected levels or at all and may not be able to acquire or develop new stores. Failure to make distributions to our shareholders could result in our failure to qualify as a REIT for federal income tax purposes. Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to shareholders. If we do not meet our debt service obligations, any stores securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of stores foreclosed on, could threaten our continued viability.

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

Our executive team, including our named executive officers, has extensive self-storage, real estate and public company experience. Our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Legal Officer and Chief Human Resources Officer are parties to the Company’s executive severance plan, however, we cannot provide assurance that any of them will remain in our employment. The loss of services of one or more members of our senior management team could adversely affect our operations and our future growth.

The loss of key personnel, including our on-site personnel, or difficulties we encounter in hiring, training and retaining personnel, including skilled field personnel, may adversely affect our rental revenues.

Our performance depends on our ability to recruit and retain high-quality employees in our stores, in our sales center and in our corporate headquarters. Our ability to attract and retain corporate, sales, store and other personnel is also acutely impacted in markets where the competition for a relatively small number of qualified employees is intense. Furthermore, we have experienced, and could continue to experience, a shortage of labor for certain positions due to certain market trends and conditions which could further decrease the pool of available talent for key functions.

As of December 31, 2023, we had 2,553 property-level personnel involved in the management and operation of our stores. The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our store managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our stores.

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

We have opted out of these provisions of Maryland law. However, our Board may opt to make these provisions applicable to us at any time without shareholder notice or approval.

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

Many factors could have an adverse effect on the market value of our securities.

A number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:

●	increases in market interest rates, relative to the dividend yield on our shares. If market interest rates go up, prospective purchasers of our securities may require a higher yield. Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our equity securities to go down;

●	anticipated benefit of an investment in our securities as compared to investment in securities of companies in other industries (including benefits associated with tax treatment of dividends and distributions);

●	perception by market professionals of REITs generally and REITs comparable to us in particular;

●	level of institutional investor interest in our securities;

●	trading volumes in securities of REITs;

●	our results of operations and financial condition;

●	investor confidence in the stock market generally; and

●	additions and departures of key personnel.

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

The market price of our common shares has been subject to fluctuation and may continue to fluctuate or decline. Between January 1, 2021 and December 31, 2023, the closing price per share of our common shares has ranged from a high of $57.02 (on December 30, 2021) to a low of $31.87 (on January 5, 2021). In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our share price is volatile, we may become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business.

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

Inflation, responses to high inflation and rising operating expenses could reduce our cash flow and funds available for future distributions.

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

The United States Federal Reserve Board and similar international bodies have increased interest rates in recent years to control and decrease the level of inflation. Such increases in interest rates could have a material effect on our financial performance, as further described under the heading “The terms and covenants relating to our indebtedness could adversely impact our financial performance.”

We cannot assure our ability to pay dividends in the future.

Historically, we have paid quarterly distributions to our shareholders, and we intend to continue to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to continue to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividends payment level, and all future distributions will be made at the discretion of our Board. Our ability to pay dividends will depend upon, among other factors:

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

We may become subject to disputes with commercial parties with whom we maintain relationships, customers or potential customers, or other parties with whom we do business. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.

There are other commercial parties, at a local, national and global level, that may assert that our use of our brand names and other intellectual property conflict with their rights to use brand names, internet domains and other intellectual property that they consider to be similar to ours. Any such commercial dispute and related resolution would involve all of the risks described above, including, in particular, our agreement to restrict the use or application of our brand name or other intellectual property.

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

In order to comply with laws adopted by federal, state or local government or regulatory bodies, we may be required to increase our expenditures and hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative and compliance costs to increase. Significant workforce-related legislative changes could increase our expenses and adversely affect our operations. Examples of possible workforce-related legislative changes include changes to an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements and health care and medical and family leave mandates. In addition, changes in the regulatory environment affecting health care reimbursements, and increased compliance costs related to enforcement of federal and state wage and hour statutes and common law related to overtime, among others, could cause our expenses to increase without an ability to recoup any increased expenses through higher prices.

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

Environmental, social and governance (“ESG”) issues may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Increased regulatory requirements related to environmental causes, and related ESG disclosure rules, including the SEC’s disclosure proposal on climate change, may result in increased compliance costs or increased energy and other costs.

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

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition, and share price.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of internal control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatement because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their design or implementation, our business, results of operations, and financial condition could be materially harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on the market price of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of developing, implementing and maintaining robust measures to safeguard our electronic information systems and we have established processes, described below, to assess, identify, manage and mitigate risks from cybersecurity threats and cybersecurity incidents. We believe our processes are reasonable for real estate companies of our size and complexity.

We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Under the direction of our Senior Vice President, Information Technology and our Senior Director, Information Security & Infrastructure (together, the “Cybersecurity Leadership Team”) our Information Technology department regularly monitors cybersecurity threats and leads the prevention, detection, mitigation and remediation of cybersecurity incidents, with regular reporting to senior management and to the Board on these topics.

The Critical Security Controls, a prescriptive, prioritized, and standardized set of globally recognized best practices, guide our information security strategy. The Critical Security Controls are developed and maintained by the Center for Internet Security, Inc., a nonprofit organization with over 20 years of experience in helping individuals, businesses and governments protect themselves against cyber threats. We also consider best practices from third-party vendors and payment processors and from the Cloud Security Alliance, a nonprofit organization that leverages global expertise to offer research and education programs related to cloud security.

Recognizing the complexity and evolving nature of cybersecurity threats, we also retain a range of external experts, including cybersecurity assessors, consultants and auditors in evaluating and testing our information security processes and systems. These engagements enable us to access specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our engagements with these third parties include regular audits, threat assessments and consultation on security enhancements. We also regularly conduct information security training to ensure that all employees, including those who may come into possession of confidential financial or personally identifiable information, are aware of information security risks and are equipped to take steps to mitigate such risks. The results of such tests, assessments, reviews and trainings are evaluated by senior management and our cybersecurity policies, processes and practices are refined as necessary based on the information provided.

We routinely conduct thorough security assessments of our third-party service providers that have access to our electronic information (including data centers operated by third parties and cloud computing platforms) and we maintain policies and procedures to oversee and identify cybersecurity risks associated with our use of third-party service providers. Our policies and procedures also include technical controls and processes, as well as contractual mechanisms to mitigate risk. Assessments are performed biannually by the Cybersecurity Leadership Team and on a regular basis by their staff.

Since January 1, 2021, we have not experienced any cybersecurity incidents that have resulted in material financial loss. We are not aware of any cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Management Oversight

Primary responsibility for the oversight of the assessment, identification and management of our cybersecurity risks rests with our Senior Vice President, Information Technology. Under her direction, these risk mitigation efforts are designed, tested, and implemented by our Senior Director, Information Security & Infrastructure. Collectively, the Cybersecurity Leadership Team has over 50 years of experience in the field of Information Technology, holding relevant academic degrees and industry certifications, including the Certified Cloud Security Professional and Certified Information Systems Security Professional designations. The Cybersecurity Leadership Team oversees our information technology governance programs, tests our compliance with standards, remediates known risks, and leads our employee cybersecurity training program.

The Cybersecurity Leadership Team continually assesses and discusses the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition enhances our processes that are used to identify, prevent, mitigate and remediate cybersecurity threats and cybersecurity incidents. The Cybersecurity Leadership Team’s responsibilities include the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Cybersecurity Leadership Team is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact of the incident, reporting such events to senior management, and developing strategies for remediation and prevention of future incidents.

The Cybersecurity Leadership Team maintains an ongoing dialogue with senior management regarding emerging or potential cybersecurity risks. Together, they discuss updates on any significant developments in the cybersecurity domain, ensuring that management’s oversight is proactive. In addition, a cross-organizational cyber task force, which includes the Cybersecurity Leadership Team and several members of senior management, meets regularly to consider and address cybersecurity risks, including risks related to our use of third-party service providers. This task force reports regularly to senior management, who actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. The involvement of senior management in our cybersecurity strategy ensures that cybersecurity considerations are collaborative and integrated into our broader strategic objectives.

The Cybersecurity Leadership Team regularly informs the cyber task force of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing us. Furthermore, as noted below, significant cybersecurity matters, and strategic risk management decisions are escalated to the Audit Committee and, as appropriate, the Board, ensuring that such bodies maintain comprehensive oversight and can provide guidance on critical cybersecurity issues.

Board of Trustees Oversight

The Board acknowledges the importance of managing risks associated with cybersecurity threats and cybersecurity incidents and has established oversight mechanisms to manage such risks. The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of five independent Trustees, two of whom have considerable information technology experience.

The Audit Committee receives comprehensive briefings from the Cybersecurity Leadership Team on an annual basis. These briefings help identify areas for improvement and ensure the alignment of cybersecurity efforts with our overall risk management framework. The broad range of topics encompassed in these briefings includes:

●	The current cybersecurity landscape and emerging threats;
●	Our cybersecurity posture and the effectiveness of our risk management strategies;
●	The status of ongoing cybersecurity initiatives and strategies; and
●	Our compliance with regulatory requirements and industry standards.

Our internal controls also provide for the Audit Committee to receive prompt information regarding any cybersecurity incident that meets established reporting thresholds, as well as for updates regarding any such incident until it has been fully remediated. The Audit Committee provides updates to the Board regarding such matters, as appropriate.

ITEM 2. PROPERTIES

As of December 31, 2023, we owned 611 self-storage properties that contained an aggregate of approximately 44.1 million rentable square feet and are located in 24 states and the District of Columbia. The following table sets forth summary information regarding our stores by state as of December 31, 2023.

			Total	% of Total
	Number of	Number of	Rentable	Rentable	Ending
State	Stores	Units	Square Feet	Square Feet	Occupancy

Florida	90	65,035	6,787,173	15.4%	90.9%
Texas	76	46,914	5,447,787	12.3%	90.3%
California	63	45,248	4,786,036	10.9%	90.4%
New York	59	84,057	4,722,118	10.7%	90.8%
Arizona	48	27,896	3,092,942	7.0%	87.8%
Illinois	42	25,535	2,710,345	6.1%	91.4%
New Jersey	29	21,398	2,058,007	4.7%	90.4%
Nevada	22	14,613	1,706,489	3.9%	89.8%
Maryland	20	17,304	1,684,502	3.8%	88.8%
Georgia	22	14,077	1,657,228	3.8%	89.1%
Ohio	20	11,131	1,294,303	2.9%	88.7%
Massachusetts	20	13,083	1,253,278	2.8%	87.8%
Connecticut	22	10,785	1,200,207	2.7%	91.7%
Virginia	11	11,032	1,060,440	2.4%	85.1%
Pennsylvania	12	9,035	890,698	2.0%	87.1%
Tennessee	9	5,716	756,020	1.7%	87.6%
Colorado	10	5,544	654,202	1.5%	89.7%
North Carolina	9	5,353	611,773	1.4%	88.4%
South Carolina	8	3,883	432,324	1.0%	89.4%
Washington D.C.	5	5,321	410,676	0.9%	89.2%
Rhode Island	4	2,037	247,305	0.6%	90.8%
Utah	4	2,360	239,388	0.5%	80.6%
New Mexico	3	1,696	182,261	0.4%	90.4%
Minnesota	2	1,827	175,916	0.4%	91.2%
Indiana	1	585	70,386	0.2%	91.5%
Total/Weighted average	611	451,465	44,131,804	100.0%	89.8%

We have grown by adding stores to our portfolio through acquisitions and development. The tables set forth below show the ending occupancy, annual rent per occupied square foot and total revenues related to our stores owned as of December 31, 2023, and for each of the previous three years, grouped by the year during which we first owned or operated the store.

Stores by Year Acquired/Developed– Ending Occupancy

		Rentable	Ending Occupancy
Year Acquired/Developed (1)	# of Stores	Square Feet	2023	2022	2021

2020 and earlier	536	38,340,866	90.1%	91.7%	92.6%
2021	69	5,177,631	89.2%	83.3%	87.5%
2022	5	523,599	77.3%	55.5%	—
2023	1	74,465	87.6%	—	—
All stores owned as of December 31, 2023	611	44,116,561	89.8%	90.3%	92.0%

Stores by Year Acquired/Developed - Annual Rent Per Occupied Square Foot (2)

		Annual Rent per Square Foot
Year Acquired/Developed (1)	# of Stores	2023	2022	2021

2020 and earlier	536	$23.43	$22.36	$19.79
2021	69	21.91	20.99	19.71
2022	5	22.43	23.42	—
2023	1	28.01	—	—
All stores owned as of December 31, 2023	611	$23.54	$22.45	$19.98

Stores by Year Acquired/Developed - Total Revenues (dollars in thousands)

		Total Revenues
Year Acquired/Developed (1)	# of Stores	2023	2022	2021

2020 and earlier	536	$883,317	$857,211	$763,635
2021	69	104,190	96,047	8,668
2022	5	8,668	4,436	—
2023	1	114	—	—
All stores owned as of December 31, 2023	611	$996,289	$957,694	$772,303
(1)	Represents the year acquired/developed for those stores we acquired from a third party or the year placed in service for those stores we developed. Tables do not include one development property that was partially completed during the year ended December 31, 2023.

(2)	Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period. Rental revenue includes the impact of promotional discounts, which reduce rental income over the promotional period, of $19.4 million, $19.2 million and $19.7 million for the periods ended December 31, 2023, 2022 and 2021, respectively.

Unconsolidated Real Estate Ventures

As of December 31, 2023, we held ownership interests ranging from 10% to 50% in seven unconsolidated real estate ventures for an aggregate investment carrying value of $98.3 million. We hold interests in these real estate ventures with unaffiliated third parties to acquire, own and operate self-storage properties in select markets. As of December 31, 2023, one of these unconsolidated joint ventures did not own any self-storage properties, while the other six unconsolidated real estate ventures owned a total of 77 self-storage properties that contained an aggregate of approximately 5.6 million net rentable square feet. The self-storage properties owned by these real estate ventures are managed by us and are located in Arizona (2), California (2), Connecticut (6), Florida (6), Georgia (2), Illinois (5), Maryland (2), Massachusetts (6), Minnesota (1), New Jersey (3), New York (1), North Carolina (1), Pennsylvania (1), Rhode Island (2), Texas (35) and Vermont (2).

Each of the seven real estate ventures has assets and liabilities that we do not consolidate in our financial statements.

We account for our investments in real estate ventures using the equity method of accounting when it is determined that we have the ability to exercise significant influence over the venture. See note 5 to our consolidated financial statements for further disclosure regarding the assets, liabilities and operating results of our unconsolidated real estate ventures which we account for using the equity method of accounting.

Capital Expenditures

We have a capital improvement program that covers office upgrades, climate-control enhancements, solar panel installations and other store upgrades. In 2024, we anticipate spending approximately $18.5 million to $23.5 million associated with these capital expenditures. In 2024, we also anticipate spending approximately $20.5 million to $25.5 million on recurring capital expenditures and approximately $30.0 million to $40.0 million on the development of new self-storage properties.

ITEM 3.  LEGAL PROCEEDINGS

To our knowledge, no legal proceedings are pending against us, other than routine actions and administrative proceedings, and other actions not deemed material, and which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchase of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended December 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31	322	$38.13	N/A	3,000,000
November 1 - November 30	—	$—	N/A	3,000,000
December 1 - December 31	—	$—	N/A	3,000,000
Total	322	$38.13	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

Market Information for and Holders of Record of Common Shares

As of December 31, 2023, there were 161 registered record holders of the Parent Company’s common shares and 20 holders (other than the Parent Company) of the Operating Partnership’s OP Units. These amounts do not include common shares held by brokers and other institutions on behalf of shareholders. The Parent Company’s common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol CUBE. There is no established trading market for units of the Operating Partnership.

Tax Characterization of Distributions

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders. Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as a capital gain or may constitute a tax-free return of capital. Annually, we provide each of the Parent Company’s common shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital. The Parent Company’s dividends for 2023 consisted entirely of ordinary income distributions.

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

Recent Sales of Unregistered Equity Securities and Use of Proceeds

Recent Sales of Operating Partnership Unregistered Equity Securities

None.

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2018 and ending December 31, 2023.

Total Return Performance
250
200
150
100
50
Index Value
CubeSmart
S&P 500 Index
Russell 2000 Index
FTSE NAREIT All Equity REITs Index
43465
43830
44196
44561
44926
45291

	For the year ended December 31,
Index	2018	2019	2020	2021	2022	2023
CubeSmart	100.00	114.12	127.44	222.49	163.95	197.56
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
FTSE NAREIT All Equity REIT Index	100.00	128.66	122.07	172.49	129.45	144.16

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of both December 31, 2023 and 2022, we owned (or partially owned and consolidated) 611 self-storage properties containing an aggregate of approximately 44.1 million rentable square feet. As of December 31, 2023, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of December 31, 2023, we managed 795 stores for third parties (including 77 stores containing an aggregate of approximately 5.6 million net rentable square feet as part of six separate unconsolidated real estate ventures), bringing the total number of stores we owned and/or managed to 1,406. As of December 31, 2023, we managed stores for third parties in the District of Columbia and the following 40 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in New York, Florida, California and Texas provided approximately 17%, 15%, 11% and 9%, respectively, of total revenues for the year ended December 31, 2023.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events or circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the years ended December 31, 2023, 2022 and 2021.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no stores classified as held for sale as of December 31, 2023.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses) and cash contributions, less cash distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2023, 2022 and 2021.

Differences between the Company's net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. As of December 31, 2023 and 2022, the Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $31.8 million and $32.7 million, respectively. These differences are amortized over the lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures within the Company’s consolidated statements of operations.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto. Historical results set forth in the Company’s consolidated statements of operations reflect only the existing stores for each period presented and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of December 31, 2023, we owned 592 same-store properties and 19 non same-store properties. The non same-store property portfolio results include 2022 and 2023 acquisitions, dispositions, newly developed stores, stores with a significant portion of net rentable square footage taken out of service or stores that have not yet reached stabilization as defined above. For analytical presentation, all percentages are calculated using the numbers presented in the Company’s consolidated financial statements contained in this Report.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of December 31, 2023, 2022 and 2021, we owned (or partially owned and consolidated) 611, 611 and 607 self-storage properties and related assets, respectively.

The following table summarizes the change in number of owned stores from January 1, 2021 through December 31, 2023:

	2023	2022	2021

Balance - January 1	611	607	543
Stores acquired	—	1	—
Stores developed	—	—	1
Stores combined (1)	—	—	(1)
Balance - March 31	611	608	543
Stores acquired (2)	—	1	2
Stores developed	—	1	2
Stores combined (1)	—	(1)	—
Balance - June 30	611	609	547
Stores acquired	—	1	2
Stores developed	—	1	—
Stores sold	—	—	(4)
Balance - September 30	611	611	545
Stores acquired	1	—	62
Stores developed	—	—	1
Stores sold (3)	(1)	—	(1)
Balance - December 31	611	611	607

(1)	On June 21, 2022 and March 3, 2021, we completed development of new stores located in Vienna, VA and Arlington, VA for approximately $21.8 million and $26.4 million, respectively. In each case, the developed store is located adjacent to an existing consolidated joint venture store. Given this proximity, each developed store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

(2)	For the quarter ended June 30, 2021, includes one store acquired by a consolidated joint venture in which we hold a 50% interest.

(3)	For the quarter ended December 31, 2023, relates to one store that was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022 (dollars and square feet in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Property Portfolio		Eliminations		Total Portfolio
				%								%
	2023	2022	Change	Change	2023	2022	2023	2022	2023	2022	Change	Change
REVENUES:
Rental income	$882,011	$853,939	$28,072	3.3%	$29,988	$25,350	$—	$—	$911,999	$879,289	$32,710	3.7%
Other property related income	38,420	35,718	2,702	7.6%	1,822	1,045	61,551	59,403	101,793	96,166	5,627	5.9%
Property management fee income	—	—	—	0.0%	—	—	36,542	34,169	36,542	34,169	2,373	6.9%
Total revenues	920,431	889,657	30,774	3.5%	31,810	26,395	98,093	93,572	1,050,334	1,009,624	40,710	4.0%

OPERATING EXPENSES:
Property operating expenses	245,447	241,833	3,614	1.5%	10,050	9,133	39,283	42,294	294,780	293,260	1,520	0.5%
NET OPERATING INCOME:	674,984	647,824	27,160	4.2%	21,760	17,262	58,810	51,278	755,554	716,364	39,190	5.5%

Store count	592	592			19	19			611	611
Total square feet	42,338	42,338			1,794	1,769			44,132	44,107
Period end occupancy	90.3%	91.3%			77.3%	66.3%			89.8%	90.3%
Period average occupancy	91.8%	93.2%
Realized annual rent per occupied sq. ft. (1)	$22.70	$21.65

Depreciation and amortization									201,238	310,610	(109,372)	(35.2)%
General and administrative									57,041	54,623	2,418	4.4%
Subtotal									258,279	365,233	(106,954)	(29.3)%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(93,065)	(93,284)	219	0.2%
Loan procurement amortization expense									(4,141)	(3,897)	(244)	(6.3)%
Equity in earnings of real estate ventures									6,085	48,877	(42,792)	(87.6)%
Other									6,281	(10,355)	16,636	160.7%
Total other expense									(84,840)	(58,659)	(26,181)	(44.6)%

NET INCOME									412,435	292,472	119,963	41.0%
Net income attributable to noncontrolling interests in the Operating Partnership									(2,535)	(1,931)	(604)	(31.3)%
Net loss attributable to noncontrolling interests in subsidiaries									857	722	135	18.7%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$410,757	$291,263	$119,494	41.0%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $879.3 million in 2022 to $912.0 million in 2023, an increase of $32.7 million, or 3.7%. The $28.1 million increase in same-store rental income was due primarily to an increase in rental rates. Realized annual rent per occupied square foot in our same-store portfolio increased 4.8% as a result of higher rental rates for new and existing customers during 2023 compared to 2022.

Other property related income increased from $96.2 million in 2022 to $101.8 million in 2023, an increase of $5.6 million, or 5.9%. The $2.7 million increase in same-store other property related income was attributable to a $3.0 million increase in fee revenue. The increase was also due to a $2.9 million increase in customer storage protection plan participation at our owned and managed stores.

Operating Expenses

Depreciation and amortization decreased from $310.6 million in 2022 to $201.2 million in 2023, a decrease of $109.4 million, or 35.2%. The decrease was primarily attributable to decreased amortization of in-place lease intangibles related to stores acquired in 2021.

General and administrative expenses increased from $54.6 million in 2022 to $57.0 million in 2023, an increase of $2.4 million, or 4.4%. The increase was primarily attributable to increased personnel expenses.

Other (expense) income

Interest expense on loans decreased from $93.3 million in 2022 to $93.1 million in 2023, a decrease of $0.2 million, or 0.2%. The decrease was attributable to a lower amount of outstanding debt during 2023 compared to 2022, partially offset by higher interest rates during 2023 compared to 2022. The average outstanding debt balance decreased by $0.12 billion to $3.02 billion during 2023 as compared to $3.14 billion during 2022. The weighted average effective interest rate on the Company's outstanding debt for the years ended December 31, 2023 and 2022 was 3.04% and 2.94%, respectively.

Equity in earnings of real estate ventures decreased from $48.9 million in 2022 to $6.1 million in 2023, a decrease of $42.8 million, or 87.6%. The decrease was primarily due to our portion of the gains and distributions in excess of our equity investment associated with the sale by 191 IV CUBE Southeast LLC (“HVPSE”) of all of its 14 stores during the year ended December 31, 2022 (see note 5 to our consolidated financial statements).

The component of other (expense) income designated as Other changed from $10.4 million of expense in 2022 to $6.3 million of income in 2023. This change was primarily due to $10.5 million of transaction-related expenses in 2022 comprised primarily of severance costs associated with the acquisition of LAACO. In addition, the 2023 amount includes a $4.8 million gain relating to a store that was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Refer to the section entitled “Results of Operations” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 for a comparison of the year ended December 31, 2022 to the year ended December 31, 2021.

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

We believe NOI is useful to investors in evaluating our operating performance because:

●	it is one of the primary measures used by our management to evaluate the economic productivity of our stores, including our ability to lease our stores, increase pricing and occupancy and control our property operating expenses;

●	it is widely used in the real estate industry and the self-storage industry to measure the performance and value of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets; and

●	it helps our investors to meaningfully compare the results of our operating performance from period to period by removing the impact of our capital structure (primarily interest expense on our outstanding indebtedness) and depreciation of our basis in our assets from our operating results.

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

FFO

Funds from operations (“FFO”) is a widely-used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. The April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts, as amended and restated, defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate and related impairment charges, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022

Net income attributable to the Company’s common shareholders	$410,757	$291,263

Add (deduct):
Real estate depreciation and amortization:
Real property	194,845	305,845
Company’s share of unconsolidated real estate ventures	8,446	9,320
Gains from sales of real estate, net (1)	(1,477)	(45,705)
Noncontrolling interests in the Operating Partnership	2,535	1,931
FFO attributable to the Company's common shareholders and third-party OP unitholders	$615,106	$562,654

(Deduct) add:
Gain on involuntary conversion (2)	(4,827)	—
Property damage related to hurricane, net of expected insurance proceeds	(844)	1,266
Transaction-related expenses (3)	—	10,546
FFO, as adjusted, attributable to the Company’s common shareholders and third-party OP unitholders	$609,435	$574,466

Weighted average diluted shares outstanding	226,241	225,881
Weighted average diluted units outstanding owned by third parties	1,393	1,521
Weighted average diluted shares and units outstanding	227,634	227,402

(1)	For the year ended December 31, 2022, $45.7 million represents gains related to the sale by 191 IV CUBE Southeast LLC ("HVPSE") of all 14 of its self-storage properties on August 30, 2022. A portion of the proceeds from the sale were held back to pay venture-level expenses. For the year ended December 31, 2023, $1.7 million represents distributions in excess of our investment in HVPSE from the proceeds that were held back from this sale. These amounts are included in equity in earnings of real estate ventures within our consolidated statements of operations. In addition, the year ended December 31, 2023 includes a $0.2 million loss related to the sale of the California Yacht Club, which was acquired in 2021 as part of the Company's acquisition of LAACO, Ltd. This amount is included in the component of other (expense) income designated as Other within our consolidated statements of operations.

(2)	Relates to a store that was subject to an involuntary conversion by the Department of Transportation of the State of Illinois on December 19, 2023. This amount is included in the component of other (expense) income designated as Other within our consolidated statements of operations.

(3)	For the year ended December 31, 2022, transaction-related expenses include severance expenses ($10.3 million) and other transaction expenses ($0.2 million). Prior to our acquisition of LAACO, Ltd. on December 9, 2021, the predecessor company entered into severance agreements with certain employees, including members of their executive team. These costs were known to us and the assumption of the obligation to make these payments post-closing was contemplated in our net consideration paid in the transaction. In accordance with GAAP, and based on the specific details of the arrangements with the employees prior to closing, these costs are considered post-combination compensation expenses. Transaction-related expenses are included in the component of other (expense) income designated as Other within our consolidated statements of operations.

Cash Flows

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

A comparison of cash flows related to operating, investing and financing activities for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2023	2022	Change

	(in thousands)

Operating activities	$611,136	$591,466	$19,670
Investing activities	$(93,818)	$(48,767)	$(45,051)
Financing activities	$(518,026)	$(547,092)	$29,066

Cash provided by operating activities increased from $591.5 million for the year ended December 31, 2022 to $611.1 million for the year ended December 31, 2023, reflecting an increase of $19.7 million. Our increased cash flow from operating activities was primarily attributable to increased net operating income levels in the same-store portfolio in the 2023 period as compared to the corresponding 2022 period.

Cash used in investing activities increased from $48.8 million for the year ended December 31, 2022 to $93.8 million for the year ended December 31, 2023, reflecting an increase of $45.1 million. The change was primarily the result of a $48.8 million decrease in cash distributed from real estate ventures due to distributions related to the sale by HVPSE of all 14 of its stores during the 2022 period. Additionally, net proceeds received from the sale of real estate decreased by $43.0 million as a result of the sale during the 2022 period of the Los Angeles Athletic Club, which we purchased in December 2021 as part of our acquisition of LAACO, Ltd. Also, development costs increased by $23.2 million, primarily due to the payment of a put liability associated with a previously consolidated joint venture. These increases were partially offset by a decrease in acquisitions of storage properties of $66.6 million. We acquired two stores and land during the year ended December 31, 2022 compared to one store during the corresponding 2023 period.

Cash used in financing activities was $547.1 million for the year ended December 31, 2022 compared to $518.0 million for the year ended December 31, 2023, reflecting a decrease of $29.1 million. Net repayments on the Credit Facility (as defined below) decreased by $106.2 million during the 2023 period as compared to the corresponding 2022 period. The change was partially offset by a $55.1 million increase in cash distributions paid to common shareholders and noncontrolling interests in the Operating Partnership due to an increase in the common divided per share/unit. Additionally, principal payments on mortgage loans increased $30.2 million due to the repayment of two secured loans during the 2023 period with no comparable repayments during the 2022 period.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Refer to the section entitled “Cash Flows” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 for a comparison of the year ended December 31, 2022 to the year ended December 31, 2021.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the acquisition and development of new stores. These funding requirements will vary from year to year, in some cases significantly. In the 2024 fiscal year, we expect recurring capital expenditures to be approximately $20.5 million to $25.5 million, planned capital improvements and store upgrades to be approximately $18.5 million to $23.5 million and costs associated with the development of new stores to be approximately $30.0 million to $40.0 million. Our currently scheduled principal payments on debt are approximately $32.3 million in 2024.

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

Our liquidity needs beyond 2024 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating stores; (iii) acquisitions of additional stores; and (iv) development of new stores. We will have to satisfy the portion of our needs not covered by cash flow from operations through additional borrowings, including borrowings under our Revolver, sales of common or preferred shares of the Parent Company and common or preferred units of the Operating Partnership and/or cash generated through store dispositions and joint venture transactions.

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

As of December 31, 2023, we had approximately $6.5 million in available cash and cash equivalents. In addition, we had approximately $831.3 million of availability for borrowings under our Revolver.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2023	2022	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(10,148)	(11,801)
Less: Loan procurement costs, net	(13,362)	(15,849)
Total unsecured senior notes, net	$2,776,490	$2,772,350

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2023, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility

On December 9, 2011, we entered into a credit agreement (the “Credit Facility”), which was subsequently amended and restated. On October 26, 2022, we again amended and restated, in its entirety, our Credit Facility (the “Second Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of an $850.0 million unsecured revolving facility (the “Revolver”) maturing on February 15, 2027. Under the Second Amended and Restated Credit Facility, pricing on the Revolver is dependent upon our unsecured debt credit ratings and leverage levels. At our current unsecured debt credit ratings and leverage levels, amounts drawn under the Revolver are priced using a margin of 0.775% plus a facility fee of 0.15% over the Secured Overnight Financing Rate (“SOFR”) and a 0.10% SOFR adjustment.

As of December 31, 2023, borrowings under the Revolver had an interest rate of 6.41%. Additionally, as of December 31, 2023, $831.3 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the year ended December 31, 2023, the Operating Partnership was in compliance with all financial covenants of the Second Amended and Restated Credit Facility.

Issuance of Common Shares

On November 19, 2021 we closed an underwritten offering of 15.5 million common shares at a public offering price of $51.00 per share, resulting in net proceeds of $765.6 million, after deducting offering costs.

We maintain an at-the-market equity program that enables us to offer and sell up to 60.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”). Our sales activity under the program for the years ended December 31, 2023, 2022 and 2021 is summarized below:

	For the year ended December 31,
	2023	2022	2021

	(dollars and shares in thousands, except per share amounts)
Number of shares sold	—	102	4,982
Average sales price per share	$—	$50.64	$40.57
Net proceeds after deducting offering costs	$—	$4,936	$199,977

We used proceeds from sales of common shares under the program during the years ended December 31, 2022 and 2021 to fund the acquisition and development of self-storage properties and for general corporate purposes. As of December 31, 2023, 2022 and 2021, 5.8 million common shares, 5.8 million common shares and 5.9 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

Recent Developments

Subsequent to December 31, 2023, we acquired a two-store portfolio located in Connecticut for a purchase price of $20.2 million.

Other Material Changes in Financial Position

	December 31,
	2023	2022	Change

	(in thousands)
Selected Assets
Storage properties, net	$5,951,236	$6,048,003	$(96,767)

Selected Liabilities
Revolving credit facility	18,100	60,900	(42,800)
Mortgage loans and notes payable, net	128,186	162,918	(34,732)
Accounts payable, accrued expenses and other liabilities	201,419	214,384	(12,965)

Storage properties, net decreased $96.8 million from December 31, 2022 to December 31, 2023 primarily as a result of depreciation on existing assets partially offset by the acquisition of one storage property, additions and improvements to storage properties, and development costs incurred during the year.

Revolving credit facility decreased $42.8 million from December 31, 2022 to December 31, 2023 primarily due to available cash that was used to pay down the revolving credit facility balance.

Mortgage loans and notes payable, net decreased $34.7 million from December 31, 2022 to December 31, 2023 primarily due to the repayment in June 2023 of two mortgage loans totaling $30.5 million.

Accounts payable, accrued expenses and other liabilities decreased $13.0 million from December 31, 2022 to December 31, 2023 primarily due to the payment during 2023 of a put liability related to the purchase of a noncontrolling member’s interest in a consolidated joint venture.

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

Market Risk

Our investment policy relating to cash and cash equivalents is to preserve principal and liquidity while maximizing returns through the investment of available funds.

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

As of December 31, 2023 our consolidated debt consisted of $2.92 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of December 31, 2023, there were $18.1 million of outstanding unsecured credit facility borrowings subject to floating rates. Changes in market interest rates have different impacts on the fixed- and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $122.2 million. If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $127.1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with an Index to the Consolidated Financial Statements and Schedules, starting on page F-1 of this Report.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Parent Company is set forth on page F-2 of this Report, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Operating Partnership is set forth on page F-3 of this Report, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

ITEM 9B.  OTHER INFORMATION

Trading Arrangements

During the three months ended December 31, 2023, none of our Trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

The remaining information required by this item regarding Trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement for the Annual Shareholders Meeting to be held in 2024 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Trustee Nominees,” “Named Executive Officers,” “Board Committee Membership and Meetings,” and “Shareholder Proposals and Nominations for the 2025 Annual Meeting.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act, if any, is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Delinquent Section 16(a) Reports,” if applicable.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the captions “Compensation Committee,” “Board Committee Membership and Meetings,” “Compensation Discussion and Analysis,” “Named Executive Officer Compensation,” “Severance Plan and Potential Payments Upon Termination or Change in Control,” and “Trustee Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2023.

Number of securities remaining
	Number of securities to	Weighted average		available for future issuance under
	be issued upon exercise	exercise price of		equity compensation plans
	of outstanding options,	outstanding options,		(excluding securities
Plan Category	warrants and rights	warrants and rights		reflected in column(a))
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	2,763,159	$34.75	(1)	1,332,836
Equity compensation plans not approved by shareholders	—	—		—
Total	2,763,159	$34.75		1,332,836

(1)	This number reflects the weighted average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Security Ownership of Management” and “Security Ownership of Beneficial Owners.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

The information required by this item is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the captions “Corporate Governance – Trustee Independence,” and “Policies Regarding Transactions with Related Persons.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the captions “Audit Committee - Fees Paid to Our Independent Registered Public Accounting Firm” and “Audit Committee - Pre-Approval Policies and Procedures.”

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

3.11*	Articles of Amendment to the Declaration of Trust of CubeSmart, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2017.

3.12*	Fifth Amended and Restated Bylaws of CubeSmart, effective February 22, 2023, incorporated by reference to Exhibit 3.12 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023.

4.1*	Form of Common Share Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 20, 2004, File No. 333-117848.

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

10.3*†

CubeSmart Executive Deferred Compensation Plan, amended and restated effective August 1, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed on August 4, 2023.

10.4 *	Waiver of Ownership Limitation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 6, 2013.

10.5 *†

Amended and Restated CubeSmart 2007 Equity Incentive Plan, effective August 1, 2023, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed on August 4, 2023.

10.6 *†

CubeSmart Executive Severance Plan, effective November 1, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2023, filed on November 3, 2023.

10.7*†

Form of Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 3, 2019.

10.8*†

Form of Non-Qualified Share Option Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on January 3, 2019.

10.9*†

Form of Performance-Vested Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on January 3, 2019.

10.10*

Second Amended and Restated Credit Agreement, dated as of October 26, 2022, by and among CubeSmart, L.P., CubeSmart, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on October 28, 2022.

10.11*

Second Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among CubeSmart, CubeSmart, L.P. and Wells Fargo Securities, LLC, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2020.

10.12*

Second Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among CubeSmart, CubeSmart, L.P. and BofA Securities, Inc., incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed on March 4, 2020.

10.13*

Second Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among CubeSmart, CubeSmart, L.P. and BMO Capital Markets Corp., incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K, filed on March 4, 2020.

10.14*

Second Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among CubeSmart, CubeSmart, L.P. and Jefferies LLC, incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K, filed on March 4, 2020.

10.15*

Second Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among CubeSmart, CubeSmart, L.P. and Barclays Capital Inc., incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K, filed on March 4, 2020.

10.16*

Agreement and Plan of Merger, by and among LAACO, Ltd., CubeSmart, L.P., CS West Merger Sub, L.P. and Stability LLC, dated as of November 15, 2021, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 15, 2021.

10.17*†

Form of Non-Qualified Share Option Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective August 1, 2023, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed on August 4, 2023.

10.18*†

Form of Performance-Vested Restricted Share Grant Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective August 1, 2023, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed on August 4, 2023.

10.19*†

Form of Performance-Vested Restricted Share Unit Grant Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective August 1, 2023, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed on August 4, 2023.

10.20*†

Form of Restricted Share Grant Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective August 1, 2023, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed on August 4, 2023.

10.21*†

Form of Restricted Share Unit Grant Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective August 1, 2023, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed on August 4, 2023.

10.22*†

Form of Restricted Share Grant Agreement (5-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective August 1, 2023, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed on August 4, 2023.

10.23*†

Form of Restricted Share Grant Agreement for Non-Employee Trustees under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective August 1, 2023, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed on August 4, 2023.

10.24*†

Form of Restricted Share Unit Grant Agreement for Non-Employee Trustees under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective August 1, 2023, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed on August 4, 2023.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP relating to the consolidated financial statements of CubeSmart and CubeSmart, L.P.

31.1	Certification of Chief Executive Officer of CubeSmart required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P. required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P. required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy, effective December 1, 2023.

99.1	Material United States Federal Income Tax Considerations.

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

Date: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Deborah Ratner Salzberg	Chair of the Board of Trustees	February 29, 2024
Deborah Ratner Salzberg

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 29, 2024
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 29, 2024
Timothy M. Martin	(Principal Financial Officer)

/s/ Matthew D. DeNarie	Chief Accounting Officer	February 29, 2024
Matthew D. DeNarie	(Principal Accounting Officer)

/s/ Piero Bussani	Trustee	February 29, 2024
Piero Bussani

/s/ Jit Kee Chin	Trustee	February 29, 2024
Jit Kee Chin

/s/ Dorothy Dowling	Trustee	February 29, 2024
Dorothy Dowling

/s/ John W. Fain	Trustee	February 29, 2024
John W. Fain

/s/ Jair K. Lynch	Trustee	February 29, 2024
Jair K. Lynch

/s/ John F. Remondi	Trustee	February 29, 2024
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 29, 2024
Jeffrey F. Rogatz

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBESMART, L.P.

By:	/s/ Timothy M. Martin
Timothy M. Martin
Chief Financial Officer

Date: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Deborah Ratner Salzberg	Chair of the Board of Trustees	February 29, 2024
Deborah Ratner Salzberg

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 29, 2024
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 29, 2024
Timothy M. Martin	(Principal Financial Officer)

/s/ Matthew D. DeNarie	Chief Accounting Officer	February 29, 2024
Matthew D. DeNarie	(Principal Accounting Officer)

/s/ Piero Bussani	Trustee	February 29, 2024
Piero Bussani

/s/ Jit Kee Chin	Trustee	February 29, 2024
Jit Kee Chin

/s/ Dorothy Dowling	Trustee	February 29, 2024
Dorothy Dowling

/s/ John W. Fain	Trustee	February 29, 2024
John W. Fain

/s/ Jair K. Lynch	Trustee	February 29, 2024
Jair K. Lynch

/s/ John F. Remondi	Trustee	February 29, 2024
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 29, 2024
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

The REIT’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The REIT’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the disposition of the assets of the REIT;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that the receipts and expenditures of the REIT are being made only in accordance with the authorization of the REIT’s management and its Board of Trustees; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the REIT’s assets that could have a material effect on the consolidated financial statements.

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

Under the supervision, and with the participation, of the REIT’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2023, the REIT’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP (Philadelphia, Pennsylvania; PCAOB ID #185), an independent registered public accounting firm, as stated in their report that appears herein.

February 29, 2024

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

The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Partnership’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the disposition of the assets of the Partnership;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that the receipts and expenditures of the Partnership are being made only in accordance with the authorization of the Partnership’s management and its Board of Trustees; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the consolidated financial statements.

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

Under the supervision, and with the participation, of the Partnership’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2023, the Partnership’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP (Philadelphia, Pennsylvania; PCAOB ID #185), an independent registered public accounting firm, as stated in their report that appears herein.

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of CubeSmart:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the identification and assessment of impairment indicators for certain storage properties

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company had $6.0 billion of storage properties, net of accumulated depreciation, as of December 31, 2023. The Company evaluates long-lived assets for impairment when events or circumstances, such as declines in occupancy or operating results, indicate that there may be an impairment.

We identified the evaluation of the identification and assessment of impairment indicators for certain storage properties as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s identification and assessment of impairment indicators, including impacts of declines in occupancy or operating results, for certain storage properties. Changes in the assessment of declines in occupancy or operating results could have a significant impact on the Company’s identification and assessment of impairment indicators.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s identification and assessment of impairment indicators, including declines in occupancy or operating results. We evaluated the Company’s identification and assessment of impairment indicators for certain storage properties, including certain storage properties that had declines in occupancy or declines in operating results, by:

●	assessing management’s impairment policy for storage properties

●	assessing the completeness of identification of certain storage properties that had impairment indicators

●	reading the minutes of meetings of the Company’s Board of Trustees for indicators that certain storage properties may be subject to impairment analysis in accordance with management’s impairment policy

●	inquiring of Company officials, including those in the organization who are responsible for, and have authority over, operational activities and compared to management’s analysis.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Philadelphia, Pennsylvania

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Trustees of CubeSmart and Partners of CubeSmart, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart, L.P. and subsidiaries (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Evaluation of the identification and assessment of impairment indicators for certain storage properties

As discussed in Notes 2 and 3 to the consolidated financial statements, the Partnership had $6.0 billion of storage properties, net of accumulated depreciation, as of December 31, 2023. The Partnership evaluates long-lived assets for impairment when events or circumstances, such as declines in occupancy or operating results, indicate that there may be an impairment.

We identified the evaluation of the identification and assessment of impairment indicators for certain storage properties as a critical audit matter. Subjective auditor judgment was required to evaluate the Partnership’s identification and assessment of impairment indicators, including impacts of declines in occupancy or operating results, for certain storage properties. Changes in the assessment of declines in occupancy or operating results could have a significant impact on the Partnership’s identification and assessment of impairment indicators.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Partnership’s identification and assessment of impairment indicators, including declines in occupancy or operating results. We evaluated the Partnership’s identification and assessment of impairment indicators for certain storage properties, including certain storage properties that had declines in occupancy or declines in operating results, by:

●	assessing management’s impairment policy for storage properties

●	assessing the completeness of identification of certain storage properties that had impairment indicators

●	reading the minutes of meetings of the Board of Trustees of CubeSmart for indicators that certain storage properties may be subject to impairment analysis in accordance with management’s impairment policy

●	inquiring of Partnership officials, including those in the organization who are responsible for, and have authority over, operational activities and compared to management’s analysis.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2009.

Philadelphia, Pennsylvania

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of CubeSmart:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Trustees of CubeSmart and Partners of CubeSmart, L.P.:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart, L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2024

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2023	2022

ASSETS
Storage properties	$7,367,613	$7,295,778
Less: Accumulated depreciation	(1,416,377)	(1,247,775)
Storage properties, net (including VIE assets of $180,615 and $167,180, respectively)	5,951,236	6,048,003
Cash and cash equivalents	6,526	6,064
Restricted cash	1,691	2,861
Loan procurement costs, net of amortization	3,995	5,182
Investment in real estate ventures, at equity	98,288	105,993
Assets held for sale	—	3,745
Other assets, net	163,284	153,982
Total assets	$6,225,020	$6,325,830

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,776,490	$2,772,350
Revolving credit facility	18,100	60,900
Mortgage loans and notes payable, net	128,186	162,918
Lease liabilities - finance leases	65,714	65,758
Accounts payable, accrued expenses and other liabilities	201,419	214,384
Distributions payable	115,820	111,190
Deferred revenue	38,483	38,757
Liabilities held for sale	—	1,773
Total liabilities	3,344,212	3,428,030

Noncontrolling interests in the Operating Partnership	60,276	57,419

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 224,921,053 and 224,603,462 shares issued and outstanding at December 31, 2023 and 2022, respectively	2,249	2,246
Additional paid-in capital	4,142,229	4,125,478
Accumulated other comprehensive loss	(411)	(491)
Accumulated deficit	(1,345,239)	(1,301,030)
Total CubeSmart shareholders’ equity	2,798,828	2,826,203
Noncontrolling interests in subsidiaries	21,704	14,178
Total equity	2,820,532	2,840,381
Total liabilities and equity	$6,225,020	$6,325,830

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2023	2022	2021

REVENUES
Rental income	$911,999	$879,289	$707,751
Other property related income	101,793	96,166	83,605
Property management fee income	36,542	34,169	31,208
Total revenues	1,050,334	1,009,624	822,564
OPERATING EXPENSES
Property operating expenses	294,780	293,260	252,104
Depreciation and amortization	201,238	310,610	232,049
General and administrative	57,041	54,623	47,809
Total operating expenses	553,059	658,493	531,962
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(93,065)	(93,284)	(78,448)
Loan procurement amortization expense	(4,141)	(3,897)	(8,168)
Loss on early extinguishment of debt	—	—	(20,328)
Equity in earnings of real estate ventures	6,085	48,877	25,275
Gains from sales of real estate, net	—	—	32,698
Other	6,281	(10,355)	(10,818)
Total other expense	(84,840)	(58,659)	(59,789)
NET INCOME	412,435	292,472	230,813
Net income attributable to noncontrolling interests in the Operating Partnership	(2,535)	(1,931)	(7,873)
Net loss attributable to noncontrolling interests in subsidiaries	857	722	542
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$410,757	$291,263	$223,482

Basic earnings per share attributable to common shareholders	$1.82	$1.29	$1.10
Diluted earnings per share attributable to common shareholders	$1.82	$1.29	$1.09

Weighted average basic shares outstanding	225,424	224,928	203,832
Weighted average diluted shares outstanding	226,241	225,881	205,009

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended December 31,
	2023	2022	2021

NET INCOME	$412,435	$292,472	$230,813
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	81	81	81
OTHER COMPREHENSIVE INCOME:	81	81	81
COMPREHENSIVE INCOME	412,516	292,553	230,894
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(2,536)	(1,933)	(7,892)
Comprehensive loss attributable to noncontrolling interests in subsidiaries	857	722	542
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$410,837	$291,342	$223,544

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share data)

									Noncontrolling
									Interests
	Common		Additional	Accumulated Other		Total CubeSmart	Noncontrolling		in the
	Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership
Balance at December 31, 2020	197,406	$1,974	$2,805,673	$(632)	$(974,799)	$1,832,216	$8,632	$1,840,848	$249,414
Contributions from noncontrolling interests in subsidiaries							11,404	11,404
Distributions paid to noncontrolling interests in subsidiaries							(246)	(246)
Acquisition of noncontrolling interest in subsidiary			(2,746)			(2,746)	(651)	(3,397)
Issuance of common shares, net	20,508	205	965,433			965,638		965,638
Issuance of restricted shares	66
Conversion from units to shares	5,519	56	304,959			305,015		305,015	(305,015)
Exercise of stock options	419	4	7,861			7,865		7,865
Amortization of restricted shares			4,941			4,941		4,941
Share compensation expense			2,271			2,271		2,271
Adjustment for noncontrolling interests in the Operating Partnership					(164,109)	(164,109)		(164,109)	164,109
Net income (loss)					223,482	223,482	(542)	222,940	7,873
Other comprehensive income, net				62		62		62	19
Common share distributions ($1.45 per share)					(303,072)	(303,072)		(303,072)	(8,180)
Balance at December 31, 2021	223,918	$2,239	$4,088,392	$(570)	$(1,218,498)	$2,871,563	$18,597	$2,890,160	$108,220
Contributions from noncontrolling interests in subsidiaries							3,690	3,690
Distributions paid to noncontrolling interests in subsidiaries							(7,387)	(7,387)
Issuance of common shares, net	102	1	4,876			4,877		4,877
Issuance of restricted shares	56	1				1		1
Conversion from units to shares	475	4	22,944			22,948		22,948	(22,948)
Exercise of stock options	52	1	1,589			1,590		1,590
Amortization of restricted shares			5,134			5,134		5,134
Share compensation expense			2,543			2,543		2,543
Adjustment for noncontrolling interests in the Operating Partnership					27,203	27,203		27,203	(27,203)
Net income (loss)					291,263	291,263	(722)	290,541	1,931
Other comprehensive income, net				79		79		79	2
Common share distributions ($1.78 per share)					(400,998)	(400,998)		(400,998)	(2,583)
Balance at December 31, 2022	224,603	$2,246	$4,125,478	$(491)	$(1,301,030)	$2,826,203	$14,178	$2,840,381	$57,419
Contributions from noncontrolling interests in subsidiaries							8,699	8,699
Distributions paid to noncontrolling interests in subsidiaries							(316)	(316)
Issuance of common shares, net			(276)			(276)		(276)
Issuance of restricted shares	48
Conversion from units to shares	126	1	5,041			5,042		5,042	(5,042)
Exercise of stock options	144	2	2,714			2,716		2,716
Amortization of restricted shares			6,454			6,454		6,454
Share compensation expense			2,818			2,818		2,818
Adjustment for noncontrolling interests in the Operating Partnership					(8,084)	(8,084)		(8,084)	8,084
Net income (loss)					410,757	410,757	(857)	409,900	2,535
Other comprehensive income, net				80		80		80	1
Common share distributions ($1.98 per share)					(446,882)	(446,882)		(446,882)	(2,721)
Balance at December 31, 2023	224,921	$2,249	$4,142,229	$(411)	$(1,345,239)	$2,798,828	$21,704	$2,820,532	$60,276

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2023	2022	2021
Operating Activities
Net income	$412,435	$292,472	$230,813
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	205,379	314,507	240,217
Non-cash portion of interest expense related to finance leases	(44)	(43)	202
Loss on early extinguishment of debt	—	—	20,328
Equity in earnings of real estate ventures	(6,085)	(48,877)	(25,275)
Cash distributed from real estate ventures	5,467	—	—
Gain on involuntary conversion, net	(4,827)	—	—
Gains from sales of real estate, net	—	—	(32,698)
Equity compensation expense	10,089	9,081	8,088
Accretion of fair market value adjustment of debt	(886)	(1,099)	(2,037)
Changes in other operating accounts:
Other assets	(10,138)	3,498	(9,247)
Accounts payable and accrued expenses	96	20,395	14,871
Other liabilities	(350)	1,532	3,923
Net cash provided by operating activities	$611,136	$591,466	$449,185
Investing Activities
Acquisitions of storage properties	(22,429)	(89,004)	(151,547)
Acquisition of LAACO, Ltd., net of cash acquired	—	—	(1,678,984)
Additions and improvements to storage properties	(39,853)	(41,233)	(34,608)
Development costs	(47,521)	(24,358)	(69,887)
Investment in real estate ventures	(21)	(21)	(28,261)
Cash distributed from real estate ventures	8,344	62,656	66,593
Proceeds from sale of real estate, net	238	43,193	44,026
Proceeds from involuntary conversion, net	7,424	—	—
Net cash used in investing activities	$(93,818)	$(48,767)	$(1,852,668)
Financing Activities
Proceeds from:
Unsecured senior notes	—	—	1,043,427
Revolving credit facility	794,447	633,950	906,571
Principal payments on:
Unsecured senior notes	—	—	(300,000)
Revolving credit facility	(837,247)	(782,950)	(814,471)
Mortgage loans and notes payable	(32,591)	(2,426)	(87,263)
Loan procurement costs	(69)	(3,885)	(12,548)
Debt prepayment costs	—	—	(20,023)
Acquisition of noncontrolling interest in subsidiary, net	—	—	(3,397)
Issuance of common shares, net	(276)	4,877	965,638
Cash paid upon vesting of restricted shares	(817)	(1,403)	(876)
Exercise of stock options	2,716	1,590	7,865
Contributions from noncontrolling interests in subsidiaries	1,100	350	8,031
Distributions paid to noncontrolling interests in subsidiaries	(316)	(7,387)	(246)
Distributions paid to common shareholders	(442,217)	(387,106)	(273,839)
Distributions paid to noncontrolling interests in Operating Partnership	(2,756)	(2,702)	(8,297)
Net cash (used in) provided by financing activities	$(518,026)	$(547,092)	$1,410,572
Change in cash, cash equivalents and restricted cash	(708)	(4,393)	7,089
Cash, cash equivalents and restricted cash at beginning of period	8,925	13,318	6,229
Cash, cash equivalents and restricted cash at end of period	$8,217	$8,925	$13,318
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$95,498	$92,293	$79,148
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$—	$(700)	$—
Discount on issuance of unsecured senior notes	$—	$—	$6,573
Mortgage loan assumptions	$—	$—	$40,880
Accretion of put liability	$—	$2,444	$9,777
Derivative valuation adjustment	$81	$81	$81
Contributions from noncontrolling interests in subsidiaries	$7,599	$3,340	$3,373

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2023	2022
ASSETS
Storage properties	$7,367,613	$7,295,778
Less: Accumulated depreciation	(1,416,377)	(1,247,775)
Storage properties, net (including VIE assets of $180,615 and $167,180, respectively)	5,951,236	6,048,003
Cash and cash equivalents	6,526	6,064
Restricted cash	1,691	2,861
Loan procurement costs, net of amortization	3,995	5,182
Investment in real estate ventures, at equity	98,288	105,993
Assets held for sale	—	3,745
Other assets, net	163,284	153,982
Total assets	$6,225,020	$6,325,830

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,776,490	$2,772,350
Revolving credit facility	18,100	60,900
Mortgage loans and notes payable, net	128,186	162,918
Lease liabilities - finance leases	65,714	65,758
Accounts payable, accrued expenses and other liabilities	201,419	214,384
Distributions payable	115,820	111,190
Deferred revenue	38,483	38,757
Liabilities held for sale	—	1,773
Total liabilities	3,344,212	3,428,030

Limited Partnership interests of third parties	60,276	57,419

Commitments and contingencies

Capital
General Partner	2,799,239	2,826,694
Accumulated other comprehensive loss	(411)	(491)
Total CubeSmart, L.P. capital	2,798,828	2,826,203
Noncontrolling interests in subsidiaries	21,704	14,178
Total capital	2,820,532	2,840,381
Total liabilities and capital	$6,225,020	$6,325,830

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the year ended December 31,
	2023	2022	2021

REVENUES
Rental income	$911,999	$879,289	$707,751
Other property related income	101,793	96,166	83,605
Property management fee income	36,542	34,169	31,208
Total revenues	1,050,334	1,009,624	822,564
OPERATING EXPENSES
Property operating expenses	294,780	293,260	252,104
Depreciation and amortization	201,238	310,610	232,049
General and administrative	57,041	54,623	47,809
Total operating expenses	553,059	658,493	531,962
Interest:
Interest expense on loans	(93,065)	(93,284)	(78,448)
Loan procurement amortization expense	(4,141)	(3,897)	(8,168)
Loss on early extinguishment of debt	—	—	(20,328)
Equity in earnings of real estate ventures	6,085	48,877	25,275
Gains from sales of real estate, net	—	—	32,698
Other	6,281	(10,355)	(10,818)
Total other expense	(84,840)	(58,659)	(59,789)
NET INCOME	412,435	292,472	230,813
Net loss attributable to noncontrolling interests in subsidiaries	857	722	542
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	$413,292	$293,194	$231,355

Basic earnings per unit attributable to CubeSmart, L.P.	$1.82	$1.29	$1.10
Diluted earnings per unit attributable to CubeSmart, L.P.	$1.82	$1.29	$1.09

Weighted average basic units outstanding	226,817	226,449	210,949
Weighted average diluted units outstanding	227,634	227,402	212,126

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended December 31,
	2023	2022	2021

NET INCOME	$412,435	$292,472	$230,813
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	81	81	81
OTHER COMPREHENSIVE INCOME:	81	81	81
COMPREHENSIVE INCOME	412,516	292,553	230,894
Comprehensive loss attributable to noncontrolling interests in subsidiaries	857	722	542
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUBESMART, L.P.	$413,373	$293,275	$231,436

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands, except per unit data)

	General Partner		Accumulated Other	Total	Noncontrolling		Limited Partnership
	OP Units		Comprehensive	CubeSmart L.P.	Interests in	Total	Interests
	Outstanding	Amount	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties
Balance at December 31, 2020	197,406	$1,832,848	$(632)	$1,832,216	$8,632	$1,840,848	$249,414
Contributions from noncontrolling interests in subsidiaries					11,404	11,404
Distributions paid to noncontrolling interests in subsidiaries					(246)	(246)
Acquisition of noncontrolling interest in subsidiary		(2,746)		(2,746)	(651)	(3,397)
Issuance of OP units, net	20,508	965,638		965,638		965,638
Issuance of restricted OP units	66
Conversion from OP units to shares	5,519	305,015		305,015		305,015	(305,015)
Exercise of OP unit options	419	7,865		7,865		7,865
Amortization of restricted OP units		4,941		4,941		4,941
OP unit compensation expense		2,271		2,271		2,271
Adjustment for Limited Partnership interests of third parties		(164,109)		(164,109)		(164,109)	164,109
Net income (loss)		223,482		223,482	(542)	222,940	7,873
Other comprehensive income, net			62	62		62	19
OP unit distributions ($1.45 per unit)		(303,072)		(303,072)		(303,072)	(8,180)
Balance at December 31, 2021	223,918	$2,872,133	$(570)	$2,871,563	$18,597	$2,890,160	$108,220
Contributions from noncontrolling interests in subsidiaries					3,690	3,690
Distributions paid to noncontrolling interests in subsidiaries					(7,387)	(7,387)
Issuance of OP units, net	102	4,877		4,877		4,877
Issuance of restricted OP units	56	1		1		1
Conversion from OP units to shares	475	22,948		22,948		22,948	(22,948)
Exercise of OP unit options	52	1,590		1,590		1,590
Amortization of restricted OP units		5,134		5,134		5,134
OP unit compensation expense		2,543		2,543		2,543
Adjustment for Limited Partnership interests of third parties		27,203		27,203		27,203	(27,203)
Net income (loss)		291,263		291,263	(722)	290,541	1,931
Other comprehensive income, net			79	79		79	2
OP unit distributions ($1.78 per unit)		(400,998)		(400,998)		(400,998)	(2,583)
Balance at December 31, 2022	224,603	$2,826,694	$(491)	$2,826,203	$14,178	$2,840,381	$57,419
Contributions from noncontrolling interests in subsidiaries					8,699	8,699
Distributions paid to noncontrolling interests in subsidiaries					(316)	(316)
Issuance of OP units, net		(276)		(276)		(276)
Issuance of restricted OP units	48
Conversion from OP units to shares	126	5,042		5,042		5,042	(5,042)
Exercise of OP unit options	144	2,716		2,716		2,716
Amortization of restricted OP units		6,454		6,454		6,454
OP unit compensation expense		2,818		2,818		2,818
Adjustment for Limited Partnership interests of third parties		(8,084)		(8,084)		(8,084)	8,084
Net income (loss)		410,757		410,757	(857)	409,900	2,535
Other comprehensive income, net			80	80		80	1
OP unit distributions ($1.98 per unit)		(446,882)		(446,882)		(446,882)	(2,721)
Balance at December 31, 2023	224,921	$2,799,239	$(411)	$2,798,828	$21,704	$2,820,532	$60,276

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2023	2022	2021
Operating Activities
Net income	$412,435	$292,472	$230,813
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	205,379	314,507	240,217
Non-cash portion of interest expense related to finance leases	(44)	(43)	202
Loss on early extinguishment of debt	—	—	20,328
Equity in earnings of real estate ventures	(6,085)	(48,877)	(25,275)
Cash distributed from real estate ventures	5,467	—	—
Gain on involuntary conversion, net	(4,827)	—	—
Gains from sales of real estate, net	—	—	(32,698)
Equity compensation expense	10,089	9,081	8,088
Accretion of fair market value adjustment of debt	(886)	(1,099)	(2,037)
Changes in other operating accounts:
Other assets	(10,138)	3,498	(9,247)
Accounts payable and accrued expenses	96	20,395	14,871
Other liabilities	(350)	1,532	3,923
Net cash provided by operating activities	$611,136	$591,466	$449,185
Investing Activities
Acquisitions of storage properties	(22,429)	(89,004)	(151,547)
Acquisition of LAACO, Ltd., net of cash acquired	—	—	(1,678,984)
Additions and improvements to storage properties	(39,853)	(41,233)	(34,608)
Development costs	(47,521)	(24,358)	(69,887)
Investment in real estate ventures	(21)	(21)	(28,261)
Cash distributed from real estate ventures	8,344	62,656	66,593
Proceeds from sale of real estate, net	238	43,193	44,026
Proceeds from involuntary conversion, net	7,424	—	—
Net cash used in investing activities	$(93,818)	$(48,767)	$(1,852,668)
Financing Activities
Proceeds from:
Unsecured senior notes	—	—	1,043,427
Revolving credit facility	794,447	633,950	906,571
Principal payments on:
Unsecured senior notes	—	—	(300,000)
Revolving credit facility	(837,247)	(782,950)	(814,471)
Mortgage loans and notes payable	(32,591)	(2,426)	(87,263)
Loan procurement costs	(69)	(3,885)	(12,548)
Debt prepayment costs	—	—	(20,023)
Acquisition of noncontrolling interest in subsidiary, net	—	—	(3,397)
Issuance of common OP units, net	(276)	4,877	965,638
Cash paid upon vesting of restricted OP units	(817)	(1,403)	(876)
Exercise of OP unit options	2,716	1,590	7,865
Contributions from noncontrolling interests in subsidiaries	1,100	350	8,031
Distributions paid to noncontrolling interests in subsidiaries	(316)	(7,387)	(246)
Distributions paid to common OP unitholders	(444,973)	(389,808)	(282,136)
Net cash (used in) provided by financing activities	$(518,026)	$(547,092)	$1,410,572
Change in cash, cash equivalents and restricted cash	(708)	(4,393)	7,089
Cash, cash equivalents and restricted cash at beginning of period	8,925	13,318	6,229
Cash, cash equivalents and restricted cash at end of period	$8,217	$8,925	$13,318
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$95,498	$92,293	$79,148
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$—	$(700)	$—
Discount on issuance of unsecured senior notes	$—	$—	$6,573
Mortgage loan assumptions	$—	$—	$40,880
Accretion of put liability	$—	$2,444	$9,777
Derivative valuation adjustment	$81	$81	$81
Contributions from noncontrolling interests in subsidiaries	$7,599	$3,340	$3,373

See accompanying notes to the consolidated financial statements.

CUBESMART AND CUBESMART L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms the “Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of December 31, 2023, the Company owned (or partially owned and consolidated) 611 self-storage properties located in the District of Columbia and 24 states throughout the United States which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of December 31, 2023, the Parent Company owned approximately 99.4% of the partnership interests (“OP Units” or “common units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

Noncontrolling Interests

Noncontrolling interests are the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Such noncontrolling interests are reported on the Company’s consolidated balance sheets within equity, separately from the Company’s equity. Within the Company’s consolidated statements of operations, revenues, expenses and net income or loss from controlled or consolidated entities that are less than wholly owned are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Presentation of consolidated equity activity is included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

However, per the FASB-issued authoritative guidance on the classification and measurement of redeemable securities, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity on the Company’s consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the FASB-issued guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. The guidance also requires that noncontrolling interests are adjusted each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption fair value.

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company. These interests were issued in the form of OP Units and were a component of the consideration the Company paid to acquire certain self-storage properties. Limited partners who acquired OP Units have the right to require the Operating Partnership to redeem part or all of their OP Units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company. However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity on the Company’s consolidated balance sheets. Net income or loss related to these noncontrolling interests is excluded from net income or loss within the Company’s consolidated statements of operations. The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Operating Partnership reflected these interests at their redemption value as of December 31, 2023, as the estimated redemption value exceeded their carrying value.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although management believes the assumptions and estimates made are reasonable and appropriate, as discussed in the applicable sections throughout these consolidated financial statements, different assumptions and estimates could materially impact the Company’s reported results. There is a degree of uncertainty inherent in these estimates and assumptions, and changes in market conditions could impact the Company’s future operating results.

Reclassifications

Certain amounts on the Company’s and the Operating Partnership’s consolidated balance sheets have been reclassified in prior years to conform to the current year presentation. Additionally, the Operating Partnership’s consolidated statements of operations have been updated to conform to the current year presentation.

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

Purchase Price Allocation

When stores are acquired in an asset acquisition, the purchase price and acquisition-related costs are allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated relative fair values. Allocations to land, building and improvements and equipment are recorded based upon their respective relative fair values as estimated by management. If appropriate, the Company allocates a portion of the purchase price to an intangible asset attributed to the value of in-place leases. This intangible is generally amortized to expense over the expected remaining term of the respective leases. Substantially all of the storage leases in place at acquired stores are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date, no portion of the purchase price has been allocated to above- or below-market lease intangibles associated with storage leases assumed at acquisition. Above- or below- market lease intangibles associated with assumed leases in which the Company serves as lessee are recorded as an adjustment to the right-of-use asset and reflect the difference between the contractual amounts to be paid pursuant to each in-place lease and management’s estimate of fair market lease rates. These amounts are amortized over the term of the lease. To date, no intangible asset has been recorded for the value of customer relationships, because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

Depreciation and Amortization

The costs of self-storage properties and improvements are depreciated using the straight-line method based on useful lives ranging from five to 39 years. Right-of-use assets associated with finance leases are amortized from the lease commencement date to the earlier of the useful life of the right-to-use asset or the end of the lease term. Fully depreciated or amortized assets and the associated accumulated depreciation or amortization are written off. The Company wrote off fully depreciated or amortized real estate assets and in-place lease intangible assets of $29.1 million and $3.4 million, respectively, for the year ended December 31, 2023, and $32.3 million and $121.6 million, respectively, for the year ended December 31, 2022.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events or circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the asset’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2023, 2022 and 2021.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no assets classified as held for sale as of December 31, 2023.

Cash and Cash Equivalents

Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company may maintain cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash generally consists of cash deposits required for debt service, capital replacement and expense reserves in connection with the terms of our loan agreements, as well as utility deposits.

Loan Procurement Costs

Loan procurement costs related to borrowings were $53.7 million and $53.9 million as of December 31, 2023 and 2022, respectively, and are reported net of accumulated amortization of $25.3 million and $19.8 million as of December 31, 2023 and 2022, respectively. In accordance with ASU No. 2015-03, Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability. If there is not an associated debt liability recorded on the Company’s consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company’s revolving credit facility remain in Loan procurement costs, net of amortization on the Company’s consolidated balance sheets. The costs are amortized over the estimated life of the related debt using the effective interest method and are reported as Loan procurement amortization expense within the Company’s consolidated statements of operations.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method of accounting, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate ventures, and subsequently adjusted for equity in earnings (losses), cash contributions, distributions and impairments. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of the Company’s ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2023 and 2022.

Differences between the Company's net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. As of December 31, 2023 and 2022, the Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $31.8 million and $32.7 million, respectively. These differences are amortized over the lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures within the Company’s consolidated statements of operations.

Other Assets

Other assets are comprised of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(in thousands)
Intangible assets, net of accumulated amortization of $164 and $2,263, respectively	$1,806	$1,181
Accounts receivable, net	8,944	7,932
Prepaid property taxes	8,171	8,033
Prepaid insurance	4,879	2,129
Amounts due from affiliates (see note 14)	18,045	15,947
Assets related to deferred compensation arrangements	60,038	55,572
Right-of-use assets - operating leases	50,476	49,491
Ground lease receivable	6,193	6,138
Other	4,732	7,559
Total other assets, net	$163,284	$153,982

Revenue Recognition

Management has determined that substantially all of the Company’s leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month.

The Company recognizes gains from sales of real estate in accordance with the guidance on transfer of nonfinancial assets. Payments received from purchasers prior to closing are recorded as deposits. Gains on real estate sold are recognized when a valid contract exists, the collectability of the sales price is reasonably assured and the control of the property has transferred.

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing and other media advertisements. These costs are expensed as incurred. The Company incurred $24.5 million, $22.4 million and $21.0 million in advertising and marketing expenses for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in Property operating expenses within the Company’s consolidated statements of operations.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and other offering costs are reflected as a reduction to additional paid-in capital. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.3 million, $0.2 million and $28.3 million, respectively, of equity offering costs related to the issuance of common shares.

Other Property Related Income

Other property related income consists of late fees, administrative charges, customer storage protection plan fees, sales of storage supplies and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service. Interest is capitalized to the related asset(s) using the weighted average rate of the Company’s outstanding debt. For the years ended December 31, 2023, 2022 and 2021, the Company capitalized $1.3 million, $1.3 million and $1.9 million, respectively, of interest incurred that is directly associated with construction activities.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives using observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks. The Company had no outstanding derivatives as of December 31, 2023 or 2022.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code since the Company’s commencement of operations in 2004. Management believes that the requirements to maintain these elections are being met. Accordingly, no provision for federal income taxes has been reflected in the consolidated financial statements other than for operations conducted through our taxable REIT subsidiaries.

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes. The net tax basis in the Company’s assets was approximately $6,022.1 million and $6,145.8 million as of December 31, 2023 and 2022, respectively.

Since the Company’s initial quarter as a publicly-traded REIT, it has made regular quarterly distributions to its shareholders. Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital. Annually, the Company provides each of its shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital. The Company’s dividends for 2023 consisted entirely of ordinary income distributions.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the Company’s net capital gains and (c) 100% of prior year undistributed taxable income exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2023, 2022 or 2021.

Taxable REIT subsidiaries are subject to federal and state income taxes. Our taxable REIT subsidiaries had a net deferred tax liability of $1.1 million and $1.0 million as of December 31, 2023 and 2022, respectively.

Earnings per Share and Unit

Basic earnings per share and unit are calculated based on the weighted average number of common shares and restricted shares outstanding during the period. Diluted earnings per share and unit is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method. Potentially dilutive securities calculated under the treasury stock method were 817,000, 953,000 and 1,177,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Share-Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plan. Accordingly, share compensation expense is recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has recognized compensation expense on a straight-line method over the requisite service period, which is included in general and administrative expense within the Company’s consolidated statement of operations. The Company recognizes forfeitures on share-based payments as they occur.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires the disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and a reconciliation of segment profit or loss to net income. The title and position of the CODM must also be disclosed, along with how the CODM uses the reported measures to assess segment performance and to allocate resources. Entities with a single reportable segment (such as the Company) will be required to provide the disclosures required by Topic 280, as amended. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Concentration of Credit Risk

The Company’s stores are located in major metropolitan and rural areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. The stores in New York, Florida, California and Texas provided approximately 17%, 15%, 11% and 9%, respectively, of the Company’s total revenues for the year ended December 31, 2023. The stores in New York, Florida, California and Texas provided approximately 16%, 15%, 11% and 9%, respectively, of the Company’s total revenues for the year ended December 31, 2022. The stores in New York, Florida, Texas and California provided approximately 19%, 15%, 9% and 8%, respectively, of the Company’s total revenues for the year ended December 31, 2021.

3.  STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	December 31,
	2023	2022

	(in thousands)
Land	$1,594,742	$1,588,138
Buildings and improvements	5,517,544	5,483,506
Equipment	144,372	144,605
Construction in progress	69,010	37,584
Right-of-use assets - finance leases	41,945	41,945
Storage properties	7,367,613	7,295,778
Less: Accumulated depreciation	(1,416,377)	(1,247,775)
Storage properties, net	$5,951,236	$6,048,003

The following table summarizes the Company’s acquisition and disposition activity for the years ended December 31, 2023, 2022 and 2021:

			Number of	Transaction Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2023 Acquisition:

New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2023	1	$22,000
			1	$22,000

2023 Disposition:

Illinois Asset (1)	Chicago-Naperville-Joliet, IL-IN-WI	December 2023	1	$8,000
			1	$8,000

2022 Acquisitions:

Maryland Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	February 2022	1	$32,000
Texas Asset	San Antonio, TX	June 2022	1	23,000
Georgia Asset	Atlanta, GA	July 2022	1	20,700
			3	$75,700

2021 Acquisitions:

Minnesota Asset (2)	Minneapolis-St. Paul-Bloomington, MN-WI	April 2021	1	$12,000
Maryland Asset	Baltimore-Towson, MD	June 2021	1	22,075
New Jersey/Pennsylvania Assets	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	July 2021	2	33,000
Florida Asset	Miami-Fort Lauderdale-Pompano Beach, FL	November 2021	1	14,750
Georgia Asset	Atlanta-Sandy Springs-Marietta, GA	November 2021	1	15,200
Pennsylvania Asset	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	November 2021	1	24,500
Nevada Asset	Las Vegas-Paradise, NV	December 2021	1	21,000
Storage West Assets	Various (see note 4)	December 2021	57	1,648,426	(3)
Illinois Asset	Chicago-Naperville-Joliet, IL-IN-WI	December 2021	1	10,300
			66	$1,801,251

2021 Dispositions:

Colorado/Nevada Assets	Denver-Aurora, CO / Las Vegas-Paradise, NV	September 2021	2	$16,900
North Carolina Assets	Burlington, NC	September 2021	2	21,700
Texas Asset	Houston-Sugar Land-Baytown, TX	November 2021	1	5,200
			5	$43,800

(1)	This store was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

(2)	This store was acquired by a consolidated joint venture in which the Company holds a 50% interest.

(3)	Purchase price represents the acquisition of all 167,557 outstanding partnership units of LAACO, Ltd. (“LAACO”) for $9,838 per unit. At the time of the acquisition, LAACO owned 57 storage properties (the “Storage West Assets”) and 50% ownership interests in two separate joint ventures. Through this acquisition, the Company also acquired LAACO’s wholly-owned subsidiaries, the Los Angeles Athletic Club and the California Yacht Club (the “Club Operations”). The Los Angeles Athletic

Club was sold by the Company during the year ended December 31, 2022. The California Yacht Club was sold by the Company during the year ended December 31, 2023.

4.  INVESTMENT ACTIVITY

2023 Acquisition

During the year ended December 31, 2023, the Company acquired one store located in New Jersey for a purchase price of $22.0 million. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $2.0 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the year ended December 31, 2023 was approximately $0.2 million.

As of December 31, 2023 the Company had made a deposit of $0.2 million associated with a portfolio of two stores that was under contract to be acquired for an acquisition price of $20.2 million (see note 18). This deposit is reflected in Other assets, net on the Company’s consolidated balance sheets.

2023 Dispositions

During the year ended December 31, 2023, the Company sold the California Yacht Club, which it purchased in December 2021 as part of the LAACO acquisition, for $0.8 million. A loss of $0.2 million was recognized in conjunction with the sale. This loss is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

Additionally, in December 2023, a store was subject to an involuntary conversion by the Department of Transportation of the State of Illinois. The Company received $8.0 million as consideration and recorded a gain of $4.8 million. This gain is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

2022 Acquisitions

During the year ended December 31, 2022, the Company acquired three stores located in Georgia (1), Maryland (1) and Texas (1) for an aggregate purchase price of $75.7 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $3.4 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the years ended December 31, 2023 and 2022 was approximately $1.1 million and $2.3 million, respectively.

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

2022 Disposition

During the year ended December 31, 2022, the Company sold the Los Angeles Athletic Club, which it purchased in December 2021 as part of the LAACO acquisition, for $44.0 million. No gain or loss was recognized in conjunction with the sale.

Development Activity

As of December 31, 2023, the Company had invested in consolidated joint ventures to develop four self-storage properties located in New Jersey (1) and New York (3). Construction for these projects is expected to be completed by the third quarter of 2025. As of December 31, 2023, development costs incurred to date for these projects totaled $59.3 million. Total construction costs for these projects are expected to be $109.7 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction of and opened for operation the following stores since January 1, 2021. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Valley Stream, NY (1)	1	Q3 2022	100%	$37,200
Vienna, VA (2)	1	Q2 2022	80%	21,800
Newton, MA (3)	1	Q4 2021	100%	20,800
East Meadow, NY (1)	1	Q2 2021	100%	25,900
King of Prussia, PA	1	Q2 2021	70%	22,800
Arlington, VA (2)	1	Q1 2021	90%	26,400
	6			$154,900

(1)	These stores were previously owned by two separate consolidated joint ventures, of which the Company held a 51% ownership interest in each. On June 29, 2021, the noncontrolling member in the venture that owned the East Meadow, NY store put its 49% interest in the venture to the Company for $6.6 million. On January 18, 2023, the noncontrolling member in the venture that owned the Valley Stream, NY store put its 49% interest in the venture to the Company for $15.3 million. The cash payments related to each of these transactions are included in Development costs in the consolidated statements of cash flows.

(2)	Each of these stores are located adjacent to an existing consolidated joint venture store. Given this proximity, each of these stores has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

(3)	During the fourth quarter of 2021, the Company, through a joint venture in which it owned a 90% interest that was previously consolidated, completed the construction of this store and it was opened for operation. On December 14, 2021, the Company acquired the 10% interest of the noncontrolling member in the venture that owned the store for $3.4 million. Prior to this transaction, the noncontrolling member’s interest in this venture was reported in Noncontrolling interests in subsidiaries on the Company’s consolidated balance sheets. Since the Company retained its controlling interest in the venture and the store is now wholly owned, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest of $2.7 million was recorded as an adjustment to equity attributable to the Company, with no gain or loss recorded. The $13.2 million related party loan extended by the Company to the venture that owned the store was repaid in conjunction with the Company’s acquisition of the noncontrolling member’s ownership interest.

During the year ended December 31, 2023, construction on a portion of the Company’s development property in Astoria, NY was substantially completed and opened for operation. The remainder of the development is expected to be completed during the second quarter of 2024.

LAACO Acquisition

On December 9, 2021, the Company acquired all outstanding partnership units of LAACO, the owner of the Storage West Assets and, as a result, LAACO became a wholly-owned subsidiary of the Company. The 57 Storage West Assets are located in Arizona (17), California (20), Nevada (13) and Texas (7). Through its acquisition of LAACO, the Company also acquired a 50% interest in two separate unconsolidated joint ventures, each of which own one storage property in California (see note 5). In addition, through this acquisition, the Company also acquired the Club Operations, which included the Los Angeles Athletic Club (consisting of athletic facilities, food and beverage operations and a hotel) and the California Yacht Club (consisting of sports facilities, food and beverage operations and a marina). During the year ended December 31, 2022, the Company sold the Los Angeles Athletic Club (see above). During the year ended December 31, 2023, the Company sold the California Yacht Club (see above).

The following summarizes the relevant components contemplated in the acquisition of LAACO:

Amount
(in thousands)
Costs contemplated:
Capitalized costs:
LAACO partnership units (1)	$1,648,426
Long-term debt assumed and repaid at closing	40,880
Payments to LAACO management (capitalized) (2)	16,807
Other transaction costs (3)	13,407
Total capitalized costs	$1,719,520
Payments and anticipated payments to LAACO management (expensed) (2)	25,144
Total costs contemplated	$1,744,664

Estimated fair value of Club Operations (included in total costs contemplated above)	$46,800

(1)	Represents the acquisition of all 167,557 outstanding partnership units for $9,838 per unit.

(2)	Upon the acquisition of LAACO, the Company assumed severance obligations payable to certain employees pursuant to pre-existing agreements. Based on the specific details of the arrangements, $16.8 million in costs were capitalized to the basis of the acquired properties while $25.1 million were considered post-combination compensation expenses. Of this $25.1 million, $10.3 million and $14.8 million were included in the component of other (expense) income designated as Other for the years ended December 31, 2022 and 2021, respectively. There were no severance costs recognized during the year ended December 31, 2023.

(3)	Includes consulting fees, legal fees, and other costs.

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

Intangible assets (included above in Other assets, net) consisted of in-place leases, which aggregated to $109.7 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the years ended December 31, 2022 and 2021 was approximately $100.6 million and $9.1 million, respectively. There was no amortization expense recognized for these in-place leases during the year ended December 31, 2023.

Other 2021 Acquisitions

During the year ended December 31, 2021, the Company acquired eight additional stores located in Florida (1), Georgia (1), Illinois (1), Maryland (1), Nevada (1), New Jersey (1) and Pennsylvania (2) for an aggregate purchase price of approximately $140.8 million. Also, a consolidated joint venture, in which the Company holds a 50% interest, acquired a store in Minnesota for a purchase price of $12.0 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $11.9 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the years ended December 31, 2022 and 2021 was approximately $8.3 million and $3.6 million, respectively. There was no amortization expense recognized for these in-place leases during the year ended December 31, 2023.

2021 Dispositions

During the year ended December 31, 2021, the Company sold five stores located in Colorado (1), Nevada (1), North Carolina (2) and Texas (1) for an aggregate sales price of $43.8 million. In conjunction with the sales, the Company recorded gains that totaled $32.7 million.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures are summarized as follows (dollars in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	December 31,		December 31,
Unconsolidated Real Estate Ventures	Interest	2023	2022	2023	2022
Fontana Self Storage, LLC ("Fontana") (1)	50%	1	1	$13,575	$13,789
Rancho Cucamonga Self Storage, LLC ("RCSS") (1)	50%	1	1	20,679	20,994
191 V CUBE LLC ("HVP V")	20%	6	6	12,759	14,318
191 IV CUBE LLC ("HVP IV")	20%	28	28	17,085	19,853
CUBE HHF Northeast Venture LLC ("HHFNE")	10%	13	13	951	1,101
CUBE HHF Limited Partnership ("HHF")	50%	28	28	33,239	35,938
		77	77	$98,288	$105,993

(1)	On December 9, 2021, the Company completed the acquisition of LAACO, which included a 50% interest in Fontana and RCSS, each of which owns one self-storage property in California. As of the date of acquisition, the Company recognized differences between the Company’s equity investment in Fontana and RCSS and the underlying equity reflected at the venture level. As of December 31, 2023, this difference was $12.8 million for Fontana and $19.0 million for RCSS. These differences are being amortized over the expected useful life of the self-storage properties owned by the ventures.

As of December 31, 2023, the Company also held a 10% interest in 191 IV CUBE Southeast LLC ("HVPSE"). On August 30, 2022, HVPSE sold all 14 of its stores to an unaffiliated third-party buyer for an aggregate sales price of $235.0 million. During the year ended December 31, 2023, the Company received distributions of $1.7 million in excess of its investment in HVPSE from proceeds that were held back at the time of the sale. These distributions are included in Equity in earnings of real estate ventures within the Company’s consolidated statements of operations. As of December 31, 2023, HVPSE had no assets or liabilities.

The Company determined that Fontana, RCSS, HVP V, HVPSE, HVP IV, HHFNE and HHF (the “Ventures”) are not VIEs in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Ventures. Based upon each member's substantive participating rights over the activities of each entity as stipulated in the operating agreements, the Ventures are not consolidated by the Company and are accounted for under the equity method of accounting. The Company’s investments in the Ventures are included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheets and the Company’s earnings from its investments in the Ventures are presented in Equity in earnings of real estate ventures within the Company’s consolidated statements of operations.

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of December 31, 2023 and 2022:

	December 31,
	2023	2022

Assets	(in thousands)
Storage properties, net	$715,142	$741,563
Other assets	10,382	11,708
Total assets	$725,524	$753,271

Liabilities and equity
Debt	$470,573	$468,783
Other liabilities	18,557	16,626
Equity
CubeSmart	66,446	73,289
Joint venture partners	169,948	194,573
Total liabilities and equity	$725,524	$753,271

The following is a summary of results of operations of the Ventures for the years ended December 31, 2023, 2022, and 2021:

	For the year ended December 31,
	2023	2022	2021

	(in thousands)
Total revenues	$99,442	$102,910	$88,449
Operating expenses	(40,677)	(42,408)	(37,967)
Other expenses	(347)	(484)	(1,138)
Interest expense, net	(17,189)	(15,568)	(12,031)
Depreciation and amortization	(30,607)	(36,866)	(37,805)
Gains from sale of real estate, net	—	114,107	46,966
Net income	$10,622	$121,691	$46,474
Company’s share of net income	$6,085	$48,877	$25,275

6.  UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2023	2022	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(10,148)	(11,801)
Less: Loan procurement costs, net	(13,362)	(15,849)
Total unsecured senior notes, net	$2,776,490	$2,772,350

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2023, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7.  REVOLVING CREDIT FACILITY

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”), which was subsequently amended and restated. On October 26, 2022, the Company again amended and restated, in its entirety, the Credit Facility (the “Second Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of an $850.0 million unsecured revolving credit facility (the “Revolver”) maturing on February 15, 2027. Under the Second Amended and Restated Credit Facility, pricing on the Revolver is dependent upon the Company’s unsecured debt credit ratings and leverage levels. At the Company’s current unsecured debt credit ratings and leverage levels, amounts drawn under the Revolver are priced using a margin of 0.775% plus a facility fee of 0.15% over the Secured Overnight Financing Rate (“SOFR”) and a 0.10% SOFR adjustment.

As of December 31, 2023, borrowings under the Revolver had an interest rate of 6.41%. Additionally, as of December 31, 2023, $831.3 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the year ended December 31, 2023, the Operating Partnership was in compliance with all financial covenants of the Second Amended and Restated Credit Facility.

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	December 31,		Effective	Maturity
Mortgage Loans and Notes Payable	2023	2022	Interest Rate	Date

	(in thousands)
Nashville V, TN (1)	$—	$2,148	3.85%	Jun-23
New York, NY (1)	—	28,669	3.51%	Jun-23
Annapolis I, MD	4,703	4,906	3.78%	May-24
Brooklyn XV, NY	14,746	15,093	2.15%	May-24
Long Island City IV, NY	11,946	12,270	2.15%	May-24
Long Island City II, NY	17,834	18,283	2.25%	Jul-26
Long Island City III, NY	17,839	18,290	2.25%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	121,368	153,959
Plus: Unamortized fair value adjustment	7,689	10,228
Less: Loan procurement costs, net	(871)	(1,269)
Total mortgage loans and notes payable, net	$128,186	$162,918

(1)	These mortgage loans were repaid in full in June 2023.

As of December 31, 2023 and 2022, the Company’s mortgage loans and notes payable were secured by certain of its self-storage properties with net book values of approximately $356.1 million and $442.9 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of December 31, 2023 (in thousands):

2024	$32,329
2025	979
2026	33,760
2027	—
2028	—
2029	54,300
Total principal payments	$121,368

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents unrealized losses on interest rate swaps (see note 10). The following table summarizes the changes in accumulated other comprehensive loss for the years ended December 31, 2023 and 2022.

	December 31,
	2023	2022

	(in thousands)
Beginning balance	$(494)	$(575)
Reclassification of realized losses on interest rate swaps (1)	81	81
Ending balance	(413)	(494)
Less: portion included in noncontrolling interests in the Operating Partnership	2	3
Total accumulated other comprehensive loss included in equity	$(411)	$(491)

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects within its consolidated statements of operations realized and unrealized gains and losses with respect to the derivative. As of December 31, 2023 and 2022, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the Company’s consolidated balance sheets at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of $300.0 million of outstanding 4.375% senior notes due 2029 (the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of $0.1 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during 2023. The Company estimates that $0.1 million will be reclassified as an increase to interest expense during 2024.

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

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other financial instruments included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at December 31, 2023 and 2022.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

	(in thousands)
Carrying value	$2,922,776	$2,996,168
Fair value	2,631,221	2,568,103

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations as of December 31, 2023 and 2022. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

		CubeSmart	December 31, 2023
	Number	Ownership	Total	Total	Related Party
Consolidated Joint Ventures	of Stores	Interest	Assets	Liabilities	Loans (1)

			(in thousands)
New Rochelle Investors, LLC ("New Rochelle")	1	70%	$23,732	$283	$—
1074 Raritan Road, LLC ("Clark")	1	90%	12,556	6,344	4,924
350 Main Street, LLC ("Port Chester")	1	90%	5,860	15	—
Astoria Investors, LLC ("Astoria")	1	70%	42,168	27,636	25,164
CS Lock Up Anoka, LLC ("Anoka")	1	50%	10,330	5,585	5,540
CS Valley Forge Village Storage, LLC ("VFV")	1	70%	20,319	15,859	15,771
CS Vienna, LLC ("Vienna")	1	80%	30,504	35,157	34,875
SH3, LLC ("SH3")	1	90%	37,122	272	—
	8		$182,591	$91,151	$86,274

(1)	Related party loans represent amounts payable from the joint venture to the Company and are included in total liabilities within the table above. The loans and related party interest have been eliminated for consolidation purposes.

Operating Partnership Ownership

During the years ended December 31, 2023, 2022 and 2021, 126,087, 475,046 and 5,519,233 OP Units, respectively, were redeemed for common shares of the Company.

As of December 31, 2023 and 2022, 1,300,462 and 1,426,549 OP Units, respectively, were owned by third parties. The per unit cash redemption amount of the outstanding OP Units owned by third parties was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the year. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value as of December 31, 2023 and 2022. The aggregate redemption value of the 1,300,462 OP Units owned by third parties as of December 31, 2023 was $60.3 million.

13. LEASES

CubeSmart as Lessor

The Company derives revenue primarily from rents received from customers who rent cubes at its self-storage properties under month-to-month leases for personal or business use. The self-storage lease agreements utilized by the Company vary slightly to comply with state-specific laws and regulations, but, subject to such laws and regulations, generally provide for automatic monthly renewals, flexibility to increase rental rates over time as market conditions permit and the collection of contingent fees such as administrative and late fees. None of the self-storage lease agreements contain options that allow the customer to purchase the leased space at any time during, or at the expiration of, the lease term. All self-storage leases in which the Company serves as lessor have been classified as operating leases. Accordingly, storage cubes are carried at historical cost less accumulated depreciation and impairment, if any, and are included in Storage properties on the Company’s consolidated balance sheets. Operating lease income for amounts received under the Company’s self-storage lease agreements is recognized on a straight-line basis which, due to the month-to-month nature of the leases, results in the recognition of income during the initial term and each subsequent monthly renewal using the then-in-place rent amount. Operating lease income is included in Rental income within the Company’s consolidated statements of operations. Variable lease income related to the Company’s self-storage lease agreements consists of administrative and late fees charged to customers. For the years ended December 31, 2023, 2022 and 2021, administrative and late fees totaled $30.0 million, $27.8 million, and $21.3 million, respectively, and are included in Other property related income within the Company’s consolidated statements of operations.

CubeSmart as Lessee

The Company serves as lessee in lease agreements for land, office space, automobiles and certain equipment, which have remaining lease terms of up to 41 years. Certain of the Company’s leases (1) provide for one or more options to renew, with renewal options that can extend the lease up to 69 years, (2) allow for early termination at certain points during the lease term and/or (3) give the Company the option to purchase the leased property. In all cases, the exercise of the lease renewal, termination and purchase options, if provided for in the lease, are at the Company’s sole discretion. Certain of the Company’s lease agreements, particularly its land leases, require rental payments that are periodically adjusted for inflation using a defined index. None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. Lease expense for payments related to the Company’s finance leases is recognized as interest expense using the interest method over the related lease term. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available regarding the Company’s unsecured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives.

For the years ended December 31, 2023, 2022 and 2021, the Company’s lease cost consists of the following components:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Finance lease cost:
Amortization of finance lease right-of-use assets	$964	$964	$964
Interest expense related to finance lease liabilities	2,138	2,140	2,139
Operating lease cost	3,064	2,980	3,278
Short-term lease cost (1)	1,375	868	1,173
Total lease costs	$7,541	$6,952	$7,554

Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows for finance leases	$2,183	$2,183	$1,938
Operating cash outflows for operating leases	2,601	2,453	2,513
Total cash outflows for lease liability measurement	$4,784	$4,636	$4,451

(1)	Represents automobile leases that have a lease term of 12 months. The Company has made an accounting policy election not to apply the recognition requirements of ASC 842 to this asset class. The lease cost associated with these leases is recognized on a straight-line basis over the related lease term.

The following table represents supplemental balance sheet information related to leases as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(dollars in thousands)
Finance Leases
Right-of-use assets included in Storage properties, net	$41,945	$41,945
Lease liabilities included in Lease liabilities - finance leases	$65,714	$65,758

Operating Leases
Right-of-use assets included in Other assets, net	$50,476	$49,491
Lease liabilities included in Accounts payable, accrued expenses and other liabilities	$50,324	$48,664

Weighted Average Lease Term (in years)
Finance leases	40.5	41.5
Operating leases	32.0	33.3

Weighted Average Discount Rate
Finance leases	3.25%	3.25%
Operating leases	4.52%	4.44%

The following table represents the future lease liability maturities as of December 31, 2023 (in thousands):

	Finance	Operating
2024	$2,183	$2,536
2025	2,224	2,524
2026	2,334	2,587
2027	2,371	2,618
2028	2,371	2,649
2029 and thereafter	115,855	86,718
Total lease payments	127,338	99,632
Less: Imputed interest	(61,624)	(49,308)
Present value of lease liabilities	$65,714	$50,324

As of December 31, 2023, the Company has not entered into any lease agreements that are set to commence in the future.

14.  RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the years ending December 31, 2023, 2022 and 2021 were $4.8 million, $5.1 million and $4.9 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These reimbursements consist of amounts due for management fees, payroll and other store expenses. The amounts due to the Company were $18.0 million and $15.9 million as of December 31, 2023 and 2022, respectively, and are included in Other Assets, net on the Company’s consolidated balance sheets. Additionally, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $86.3 million and $64.4 million as of December 31, 2023 and 2022, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP V, HVPSE, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP V, HVPSE, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVP V, HVPSE, HVP IV and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the years ended December 31, 2022 and 2021, the Company recognized $0.6 million and $1.3 million, respectively, in fees associated with property transactions. No such fees were recognized during the year ended December 31, 2023. Property transaction fees are included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

In April 2022, the Company began serving as lessor in a ground lease related to land underlying an HVP IV property located in Texas (see note 4). During the years ended December 31, 2023 and 2022, the Company recognized income associated with this ground lease of $0.4 million and $0.2 million, respectively. This income is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

15.  COMMITMENTS AND CONTINGENCIES

Development Commitments

The Company has agreements with developers for the construction of four new self-storage properties (see note 4), which will require payments of approximately $43.0 million, due in installments upon completion of certain construction milestones, during 2024 and 2025.

Litigation

From time to time, the Company is involved in claims which arise in the ordinary course of business. In accordance with applicable accounting guidance, management establishes an accrued liability for claim expenses, insurance retention and litigation costs when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be exposure to loss in excess of those amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions and known and unknown uncertainties. In the opinion of management, the Company has made adequate provisions for potential liabilities arising from any such matters, which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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

Upon shareholder approval of the amendment and restatement of the Plan on June 1, 2016, 4,500,000 additional common shares were made available for award under the Plan. As a result, these 4,500,000 additional shares, together with the 991,117 shares that remained available for future awards under the Plan at the time of the shareholder approval, plus any common shares that are restored to availability upon expiration or forfeiture of outstanding options or restricted share awards, would constitute the “Aggregate Share Reserve”. As of December 31, 2023: (i) 1,332,836 common shares remained available for future awards under the Plan; (ii) 360,529 unvested restricted share awards were outstanding under the Plan; and (iii) 2,763,159 common shares were subject to outstanding options under the Plan.

The Plan is administered by the Compensation Committee of the Board (the “Compensation Committee”). The Compensation Committee interprets the Plan and, subject to its right to delegate authority to grant awards, determines the terms and provisions of option grants and share awards.

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

Share Options

The fair values for options granted in 2023, 2022 and 2021 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2023		2022		2021
Risk-free interest rate	4.1%		1.5%		0.6%
Expected dividend yield	4.1%		3.7%		3.8%
Volatility (1)	26.00%		25.00%		25.00%
Weighted average expected life of the options (2)	6.0	years	6.0	years	6.0	years
Weighted average grant date fair value of options granted per share	$7.90		$8.83		$4.62
Term	10.0	years	10.0	years	10.0	years

(1)	Expected volatility is based upon the Company’s historical daily share prices.

(2)	The expected life is based on the contractual term of the options as well as the weighted average vesting period.

In 2023, 2022 and 2021, the Company recognized compensation expense related to options issued to employees and executives of approximately $2.8 million, $2.5 million and $2.3 million, respectively, which is included in General and administrative expense within the Company’s consolidated statements of operations. The share options vest ratably over three years. As of December 31, 2023, the Company had approximately $3.0 million of unrecognized option compensation cost related to all grants that will be recognized over a weighted average period of 1.7 years.

The table below summarizes the option activity under the Plan for the year ended December 31, 2023:

	Options	Weighted Average Strike Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2022	2,537,038	$33.10	6.21
Options granted	408,650	40.25	9.00
Options canceled	(38,296)	44.17	8.44
Options exercised	(144,233)	18.83	1.66
Balance at December 31, 2023	2,763,159	$34.75	5.95

Vested or expected to vest at December 31, 2023	2,763,159	$34.75	5.95
Exercisable at December 31, 2023	1,972,708	$31.40	5.02

As of December 31, 2023, the aggregate intrinsic value of options that were exercisable was approximately $30.6 million. As of that date, the aggregate intrinsic value of options that had vested or were expected to vest was approximately $35.3 million. The aggregate intrinsic value of options exercised was approximately $3.9 million, $1.0 million and $10.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Restricted Shares & Performance Units

During 2023, 2022 and 2021 the Company granted restricted shares to employees and Trustees and also granted performance units to certain executives.

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

Assumptions:	2023	2022	2021
Risk-free interest rate	4.2%	1.0%	0.2%
Volatility (1)	32.00%	28.00%	28.00%

(1)	Expected volatility is based upon the Company’s historical daily share prices.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized compensation expense related to restricted shares and performance units of approximately $7.3 million, $6.5 million and $5.8 million, respectively, which is included in General and administrative expense within the Company’s consolidated statements of operations. The following table presents non-vested restricted share and performance unit activity under the Plan for the year ended December 31, 2023:

Number of Non-
Vested Restricted
Shares and Performance Units
Non-Vested at January 1, 2023	340,952
Granted	190,540
Vested	(155,468)
Forfeited	(15,495)
Non-Vested at December 31, 2023	360,529

The weighted average fair value of restricted shares and performance units granted during the years ended December 31, 2023, 2022 and 2021 was $46.94, $61.41 and $39.37, respectively. The total fair value of restricted shares and performance units vested during the years ended December 31, 2023, 2022 and 2021 was $6.1 million, $5.6 million and $4.8 million, respectively. As of December 31, 2023 the Company had approximately $8.5 million of remaining unrecognized restricted share and performance unit compensation costs that are expected to be recognized over a weighted average period of 2.1 years.

17.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	For the year ended December 31,
	2023	2022	2021

	(dollars and shares in thousands, except per share amounts)
Net income	$412,435	$292,472	$230,813
Noncontrolling interests in the Operating Partnership	(2,535)	(1,931)	(7,873)
Noncontrolling interests in subsidiaries	857	722	542
Net income attributable to the Company’s common shareholders	$410,757	$291,263	$223,482

Weighted average basic shares outstanding	225,424	224,928	203,832
Share options and restricted share units	817	953	1,177
Weighted average diluted shares outstanding (1)	226,241	225,881	205,009

Basic earnings per share attributable to common shareholders	$1.82	$1.29	$1.10
Diluted earnings per share attributable to common shareholders (2)	$1.82	$1.29	$1.09

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and OP Units owned by third parties have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average outstanding OP Units owned by third parties for the years ended December 31, 2023, 2022 and 2021 were 1.4 million, 1.5 million and 7.1 million, respectively.

Earnings per unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	For the year ended December 31,
	2023	2022	2021

	(dollars and units in thousands, except per unit amounts)
Net income	$412,435	$292,472	$230,813
Noncontrolling interests in subsidiaries	857	722	542
Net income attributable to CubeSmart, L.P.	$413,292	$293,194	$231,355

Weighted average basic units outstanding (3)	226,817	226,449	210,949
Unit options and restricted share units	817	953	1,177
Weighted average diluted units outstanding (1) (3)	227,634	227,402	212,126

Basic earnings per unit attributable to CubeSmart, L.P.	$1.82	$1.29	$1.10
Diluted earnings per unit attributable to CubeSmart, L.P. (2)	$1.82	$1.29	$1.09

(1)	For the years ended December 31, 2023, 2022 and 2021, the Company declared cash dividends per common share/unit of $1.98, $1.78 and $1.45, respectively.

(2)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per share/unit for the years ended December 31, 2023 and 2022 were 0.7 million and 0.3 million, respectively. There were no anti-dilutive options for the year ended December 31, 2021.

(3)	Prior period amounts have been updated to conform to current year presentation.

The OP Units owned by the General Partner and the OP Units owned by third parties have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. OP Units owned by third parties may be redeemed for cash, or at the Company’s option, common shares of CubeSmart on a one-for-one basis. The following is a summary of OP Units outstanding:

	As of December 31,
	2023	2022	2021
Outstanding OP Units owned by third parties	1,300,462	1,426,549	1,901,595
Outstanding OP Units owned by the General Partner	224,921,053	224,603,462	223,917,993

Common Shares

On November 19, 2021, the Company closed an underwritten offering of 15.5 million common shares at a public offering price of $51.00 per share, resulting in net proceeds of $765.6 million, after deducting offering costs.

The Company maintains an at-the-market equity program that enables it to offer and sell up to 60.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”). The Company’s sales activity under the program for the years ended December 31, 2023, 2022 and 2021 is summarized below:

	For the year ended December 31,
	2023	2022	2021

	(dollars and shares in thousands, except per share amounts)
Number of shares sold	—	102	4,982
Average sales price per share	$—	$50.64	$40.57
Net proceeds after deducting offering costs	$—	$4,936	$199,977

The proceeds from the sales of common shares under the program during the years ended December 31, 2022 and 2021 were used to fund the acquisition and development of self-storage properties and for general corporate purposes. As of December 31, 2023, 2022 and 2021, 5.8 million common shares, 5.8 million common shares and 5.9 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

18.  SUBSEQUENT EVENTS

Subsequent to December 31, 2023, the Company acquired a two-store portfolio located in Connecticut for a purchase price of $20.2 million.

CUBESMART

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2023

(dollars in thousands)

							Gross Carrying Amount at
		Total		Initial Cost		Costs	December 31,2023
		Rentable			Buildings	Subsequent		Buildings		Accumulated
	Number of	Square Feet			&	to		&		Depreciation
State	Stores	(unaudited)	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)
Arizona	48	3,092,942	$—	$98,442	$389,514	$27,444	$99,493	$400,450	$499,943	$60,754
California	63	4,786,036	—	371,460	683,683	38,549	373,301	664,396	1,037,697	116,504
Colorado	10	654,202	—	11,812	46,755	4,694	11,786	45,062	56,848	14,871
Connecticut	22	1,200,207	—	22,023	82,375	21,345	23,570	87,502	111,072	37,274
Florida	90	6,787,173	—	104,987	531,360	96,582	112,652	551,408	664,060	190,501
Georgia	22	1,657,228	—	20,015	117,825	11,719	19,826	117,027	136,853	34,046
Illinois	42	2,710,345	—	52,723	219,307	31,381	52,619	225,813	278,432	77,211
Indiana	1	70,386	—	1,134	5,589	255	1,134	5,838	6,972	1,759
Maryland	20	1,684,502	4,703	40,467	214,985	15,001	41,323	217,309	258,632	56,982
Massachusetts	20	1,253,278	—	31,948	159,000	12,636	32,200	165,719	197,919	37,799
Minnesota	2	175,916	—	2,621	21,655	434	2,621	22,050	24,671	3,359
Nevada	22	1,706,489	—	69,956	394,023	6,933	71,704	398,853	470,557	33,057
New Jersey	29	2,058,007	—	50,194	203,710	38,759	53,706	222,218	275,924	71,436
New Mexico	3	182,261	—	2,866	9,367	2,008	2,867	8,110	10,977	3,656
New York	59	4,722,118	116,665	427,921	1,331,857	59,471	444,147	1,358,515	1,802,662	334,413
North Carolina	9	611,773	—	10,349	44,680	6,716	10,787	47,568	58,355	14,783
Ohio	20	1,294,303	—	13,529	51,265	18,472	14,937	54,757	69,694	23,175
Pennsylvania	12	890,698	—	18,177	95,559	11,070	18,131	101,174	119,305	24,254
Rhode Island	4	247,305	—	3,480	17,156	1,704	3,481	18,801	22,282	5,493
South Carolina	8	432,324	—	6,117	31,039	1,502	6,117	32,541	38,658	4,349
Tennessee	9	756,020	—	9,117	54,403	6,343	8,991	53,032	62,023	15,759
Texas	76	5,447,787	—	110,252	476,749	37,262	110,569	487,356	597,925	118,240
Utah	4	239,388	—	10,763	2,844	2,885	10,623	4,187	14,810	2,068
Virginia	11	1,060,440	—	37,282	138,668	4,992	37,283	136,406	173,689	37,307
Washington D.C.	5	410,676	—	28,759	80,996	2,564	28,802	77,512	106,314	18,842
Other Corporate Assets	—	—	—	2,071	13,294	1,692	2,072	13,940	16,012	3,721
	611	44,131,804	$121,368	$1,558,465	$5,417,658	$462,413	$1,594,742	$5,517,544	$7,112,286	$1,341,613

(A)	Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

Activity in storage properties during the period from January 1, 2021 through December 31, 2023 was as follows (in thousands):

	2023	2022	2021
Storage properties*
Balance at beginning of year	$7,295,778	$7,183,494	$5,489,754
Acquisitions & improvements	74,259	191,495	1,795,965
Fully depreciated assets	(29,133)	(32,344)	(52,722)
Dispositions and other	(4,717)	(6,230)	(19,408)
Construction in progress, net	31,426	(40,637)	(30,095)
Balance at end of year	$7,367,613	$7,295,778	$7,183,494

Accumulated depreciation*
Balance at beginning of year	$1,247,775	$1,085,824	$983,940
Depreciation expense	199,065	195,522	160,933
Fully depreciated assets	(29,133)	(32,344)	(52,722)
Dispositions and other	(1,330)	(1,227)	(6,327)
Balance at end of year	$1,416,377	$1,247,775	$1,085,824
Storage properties, net	$5,951,236	$6,048,003	$6,097,670

*These amounts include equipment that is housed at the Company’s stores which is excluded from Schedule III above.

As of December 31, 2023, the aggregate cost of Storage properties for federal income tax purposes was approximately $7,719.6 million.