Form 10-Q
period 2024-03-31
CubeSmart; CubeSmart, L.P.
filed 2024-04-26
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 24, 2024
Common shares, $0.01 par value per share, of CubeSmart	224,972,363

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2024 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust (“REIT”) that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us” or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2024, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report. Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023 and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

●	adverse changes in economic conditions in the real estate industry and in the markets in which we own and operate self-storage properties;

●	the effect of competition from existing and new self-storage properties and operators on our ability to maintain or raise occupancy and rental rates;

●	the failure to execute our business plan;

●	adverse impacts from pandemics, quarantines and stay at home orders, including the impact on our ability to operate our self-storage properties, the demand for self-storage, rental rates and fees and rent collection levels;

●	reduced availability and increased costs of external sources of capital;

●	increases in interest rates and operating costs;

●	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing or future debt;

●	counterparty non-performance related to the use of derivative financial instruments;

●	risks related to our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

●	the failure of acquisitions and developments to close on expected terms, or at all, or to perform as expected;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

●	reductions in asset valuations and related impairment charges;

●	cybersecurity breaches, cyber or ransomware attacks or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships or result in fraudulent payments;

●	changes in real estate, zoning, use and occupancy laws or regulations;

●	risks related to or consequences of earthquakes, hurricanes, windstorms, floods, other natural disasters or acts of violence, pandemics, active shooters, terrorism, insurrection or war that impact the markets in which we operate;

●	potential environmental and other material liabilities;

●	governmental, administrative and executive orders, regulations and laws, which could adversely impact our business operations and customer and employee relationships;

●	uninsured or uninsurable losses and the ability to obtain insurance coverage, indemnity or recovery from insurance against risks and losses;

●	our ability to attract and retain talent in the current labor market;

●	other factors affecting the real estate industry generally or the self-storage industry in particular; and

●	other risks identified in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023 and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Storage properties	$7,397,588	$7,367,613
Less: Accumulated depreciation	(1,458,854)	(1,416,377)
Storage properties, net (includes VIE amounts of $183,703 and $180,615, respectively)	5,938,734	5,951,236
Cash and cash equivalents (includes VIE amounts of $1,995 and $3,002, respectively)	5,587	6,526
Restricted cash	2,026	1,691
Loan procurement costs, net of amortization	3,681	3,995
Investment in real estate ventures, at equity	96,227	98,288
Other assets, net	162,633	163,284
Total assets	$6,208,888	$6,225,020

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,777,525	$2,776,490
Revolving credit facility	18,400	18,100
Mortgage loans and notes payable, net	127,239	128,186
Lease liabilities - finance leases	65,699	65,714
Accounts payable, accrued expenses and other liabilities	202,800	201,419
Distributions payable	115,918	115,820
Deferred revenue	39,268	38,483
Total liabilities	3,346,849	3,344,212

Noncontrolling interests in the Operating Partnership	58,253	60,276

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 224,965,172 and 224,921,053 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,250	2,249
Additional paid-in capital	4,144,972	4,142,229
Accumulated other comprehensive loss	(391)	(411)
Accumulated deficit	(1,364,723)	(1,345,239)
Total CubeSmart shareholders’ equity	2,782,108	2,798,828
Noncontrolling interests in subsidiaries	21,678	21,704
Total equity	2,803,786	2,820,532
Total liabilities and equity	$6,208,888	$6,225,020

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023

REVENUES
Rental income	$225,190	$223,584
Other property related income	26,316	24,384
Property management fee income	9,900	8,560
Total revenues	261,406	256,528
OPERATING EXPENSES
Property operating expenses	77,037	71,127
Depreciation and amortization	50,717	50,329
General and administrative	15,625	14,674
Total operating expenses	143,379	136,130
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(22,919)	(23,691)
Loan procurement amortization expense	(1,030)	(1,040)
Equity in earnings of real estate ventures	845	2,551
Other	(65)	(276)
Total other expense	(23,169)	(22,456)
NET INCOME	94,858	97,942
Net income attributable to noncontrolling interests in the Operating Partnership	(541)	(614)
Net loss attributable to noncontrolling interests in subsidiaries	210	238
NET INCOME ATTRIBUTABLE TO THE COMPANY	$94,527	$97,566

Basic earnings per share attributable to common shareholders	$0.42	$0.43
Diluted earnings per share attributable to common shareholders	$0.42	$0.43

Weighted average basic shares outstanding	225,767	225,294
Weighted average diluted shares outstanding	226,575	226,183

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023

NET INCOME	$94,858	$97,942
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20
OTHER COMPREHENSIVE INCOME:	20	20
COMPREHENSIVE INCOME	94,878	97,962
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(541)	(614)
Comprehensive loss attributable to noncontrolling interests in subsidiaries	210	238
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$94,547	$97,586

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total CubeSmart	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2023	224,921	$2,249	$4,142,229	$(411)	$(1,345,239)	$2,798,828	$21,704	$2,820,532	$60,276
Contributions from noncontrolling interests in subsidiaries							309	309
Distributions paid to noncontrolling interests in subsidiaries							(125)	(125)
Issuance of common shares, net			(10)			(10)		(10)
Issuance of restricted shares	24	1				1		1
Conversion from units to shares	12		561			561		561	(561)
Exercise of stock options	8		201			201		201
Amortization of restricted shares			1,189			1,189		1,189
Share compensation expense			802			802		802
Adjustment for noncontrolling interests in the Operating Partnership					1,346	1,346		1,346	(1,346)
Net income (loss)					94,527	94,527	(210)	94,317	541
Other comprehensive income, net				20		20		20
Common share distributions ($0.51 per share)					(115,357)	(115,357)		(115,357)	(657)
Balance at March 31, 2024	224,965	$2,250	$4,144,972	$(391)	$(1,364,723)	$2,782,108	$21,678	$2,803,786	$58,253

									Noncontrolling
			Additional	Accumulated Other		Total CubeSmart	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2022	224,603	$2,246	$4,125,478	$(491)	$(1,301,030)	$2,826,203	$14,178	$2,840,381	$57,419
Distributions paid to noncontrolling interests in subsidiaries							(107)	(107)
Issuance of common shares, net			(91)			(91)		(91)
Issuance of restricted shares	22
Conversion from units to shares	8		361			361		361	(361)
Exercise of stock options	39	1	914			915		915
Amortization of restricted shares			1,171			1,171		1,171
Share compensation expense			730			730		730
Adjustment for noncontrolling interests in the Operating Partnership					(8,588)	(8,588)		(8,588)	8,588
Net income (loss)					97,566	97,566	(238)	97,328	614
Other comprehensive income, net				20		20		20
Common share distributions ($0.49 per share)					(110,524)	(110,524)		(110,524)	(695)
Balance at March 31, 2023	224,672	$2,247	$4,128,563	$(471)	$(1,322,576)	$2,807,763	$13,833	$2,821,596	$65,565

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$94,858	$97,942
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	51,747	51,369
Non-cash portion of interest expense related to finance leases	(15)	(18)
Equity in earnings of real estate ventures	(845)	(2,551)
Cash distributed from real estate ventures	1,222	1,200
Equity compensation expense	2,829	2,536
Accretion of fair market value adjustment of debt	(172)	(260)
Changes in other operating accounts:
Other assets	56	(3,317)
Accounts payable and accrued expenses	(235)	(10,912)
Other liabilities	705	717
Net cash provided by operating activities	$150,150	$136,706
Investing Activities
Acquisitions of storage properties	(20,147)	—
Additions and improvements to storage properties	(9,656)	(11,150)
Development costs	(6,101)	(18,067)
Investments in real estate ventures	(305)	(5)
Cash distributed from real estate ventures	1,989	3,662
Net cash used in investing activities	$(34,220)	$(25,560)
Financing Activities
Proceeds from:
Revolving credit facility	213,920	220,073
Principal payments on:
Revolving credit facility	(213,620)	(219,573)
Mortgage loans and notes payable	(456)	(638)
Loan procurement costs	—	(39)
Issuance of common shares, net	(9)	(91)
Cash paid upon vesting of restricted shares	(838)	(635)
Exercise of stock options	201	915
Contributions from noncontrolling interests in subsidiaries	309	—
Distributions paid to noncontrolling interests in subsidiaries	(125)	(107)
Distributions paid to common shareholders	(115,253)	(110,495)
Distributions paid to noncontrolling interests in Operating Partnership	(663)	(699)
Net cash used in financing activities	$(116,534)	$(111,289)
Change in cash, cash equivalents and restricted cash	(604)	(143)
Cash, cash equivalents and restricted cash at beginning of period	8,217	8,925
Cash, cash equivalents and restricted cash at end of period	$7,613	$8,782
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$31,551	$32,202
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$20	$20

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Storage properties	$7,397,588	$7,367,613
Less: Accumulated depreciation	(1,458,854)	(1,416,377)
Storage properties, net (includes VIE amounts of $183,703 and $180,615, respectively)	5,938,734	5,951,236
Cash and cash equivalents (includes VIE amounts of $1,995 and $3,002, respectively)	5,587	6,526
Restricted cash	2,026	1,691
Loan procurement costs, net of amortization	3,681	3,995
Investment in real estate ventures, at equity	96,227	98,288
Other assets, net	162,633	163,284
Total assets	$6,208,888	$6,225,020

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,777,525	$2,776,490
Revolving credit facility	18,400	18,100
Mortgage loans and notes payable, net	127,239	128,186
Lease liabilities - finance leases	65,699	65,714
Accounts payable, accrued expenses and other liabilities	202,800	201,419
Distributions payable	115,918	115,820
Deferred revenue	39,268	38,483
Total liabilities	3,346,849	3,344,212

Limited Partnership interests of third parties	58,253	60,276

Commitments and contingencies

Capital
General Partner	2,782,499	2,799,239
Accumulated other comprehensive loss	(391)	(411)
Total CubeSmart, L.P. capital	2,782,108	2,798,828
Noncontrolling interests in subsidiaries	21,678	21,704
Total capital	2,803,786	2,820,532
Total liabilities and capital	$6,208,888	$6,225,020

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended March 31,
	2024	2023

REVENUES
Rental income	$225,190	$223,584
Other property related income	26,316	24,384
Property management fee income	9,900	8,560
Total revenues	261,406	256,528
OPERATING EXPENSES
Property operating expenses	77,037	71,127
Depreciation and amortization	50,717	50,329
General and administrative	15,625	14,674
Total operating expenses	143,379	136,130
Interest:
Interest expense on loans	(22,919)	(23,691)
Loan procurement amortization expense	(1,030)	(1,040)
Equity in earnings of real estate ventures	845	2,551
Other	(65)	(276)
Total other expense	(23,169)	(22,456)
NET INCOME	94,858	97,942
Net loss attributable to noncontrolling interests in subsidiaries	210	238
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	95,068	98,180

Basic earnings per unit attributable to CubeSmart, L.P.	$0.42	$0.43
Diluted earnings per unit attributable to CubeSmart, L.P.	$0.42	$0.43

Weighted average basic units outstanding	227,057	226,717
Weighted average diluted units outstanding	227,865	227,606

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023

NET INCOME	$94,858	$97,942
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20
OTHER COMPREHENSIVE INCOME:	20	20
COMPREHENSIVE INCOME	94,878	97,962
Comprehensive loss attributable to noncontrolling interests in subsidiaries	210	238
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUBESMART, L.P.	$95,088	$98,200

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

				Total			Limited
	General Partner		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units		Comprehensive	L.P.	Interests in	Total	Interests
	Outstanding	Amount	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2023	224,921	$2,799,239	$(411)	$2,798,828	$21,704	$2,820,532	$60,276
Contributions from noncontrolling interests in subsidiaries					309	309
Distributions paid to noncontrolling interests in subsidiaries					(125)	(125)
Issuance of OP units, net		(10)		(10)		(10)
Issuance of restricted OP units	24	1		1		1
Conversion from OP units to shares	12	561		561		561	(561)
Exercise of OP unit options	8	201		201		201
Amortization of restricted OP units		1,189		1,189		1,189
OP unit compensation expense		802		802		802
Adjustment for Limited Partnership interests of third parties		1,346		1,346		1,346	(1,346)
Net income (loss)		94,527		94,527	(210)	94,317	541
Other comprehensive income, net			20	20		20
OP unit distributions ($0.51 per unit)		(115,357)		(115,357)		(115,357)	(657)
Balance at March 31, 2024	224,965	$2,782,499	$(391)	$2,782,108	$21,678	$2,803,786	$58,253

				Total			Limited
	General Partner		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interests
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2022	224,603	$2,826,694	$(491)	$2,826,203	$14,178	$2,840,381	$57,419
Distributions paid to noncontrolling interests in subsidiaries					(107)	(107)
Issuance of OP units, net		(91)		(91)		(91)
Issuance of restricted OP units	22
Conversion from OP units to shares	8	361		361		361	(361)
Exercise of OP unit options	39	915		915		915
Amortization of restricted OP units		1,171		1,171		1,171
OP unit compensation expense		730		730		730
Adjustment for Limited Partnership interests of third parties		(8,588)		(8,588)		(8,588)	8,588
Net income (loss)		97,566		97,566	(238)	97,328	614
Other comprehensive income, net			20	20		20
OP unit distributions ($0.49 per unit)		(110,524)		(110,524)		(110,524)	(695)
Balance at March 31, 2023	224,672	$2,808,234	$(471)	$2,807,763	$13,833	$2,821,596	$65,565

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$94,858	$97,942
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	51,747	51,369
Non-cash portion of interest expense related to finance leases	(15)	(18)
Equity in earnings of real estate ventures	(845)	(2,551)
Cash distributed from real estate ventures	1,222	1,200
Equity compensation expense	2,829	2,536
Accretion of fair market value adjustment of debt	(172)	(260)
Changes in other operating accounts:
Other assets	56	(3,317)
Accounts payable and accrued expenses	(235)	(10,912)
Other liabilities	705	717
Net cash provided by operating activities	$150,150	$136,706
Investing Activities
Acquisitions of storage properties	(20,147)	—
Additions and improvements to storage properties	(9,656)	(11,150)
Development costs	(6,101)	(18,067)
Investments in real estate ventures	(305)	(5)
Cash distributed from real estate ventures	1,989	3,662
Net cash used in investing activities	$(34,220)	$(25,560)
Financing Activities
Proceeds from:
Revolving credit facility	213,920	220,073
Principal payments on:
Revolving credit facility	(213,620)	(219,573)
Mortgage loans and notes payable	(456)	(638)
Loan procurement costs	—	(39)
Issuance of OP units, net	(9)	(91)
Cash paid upon vesting of restricted OP units	(838)	(635)
Exercise of OP unit options	201	915
Contributions from noncontrolling interests in subsidiaries	309	—
Distributions paid to noncontrolling interests in subsidiaries	(125)	(107)
Distributions paid to OP unitholders	(115,916)	(111,194)
Net cash used in financing activities	$(116,534)	$(111,289)
Change in cash, cash equivalents and restricted cash	(604)	(143)
Cash, cash equivalents and restricted cash at beginning of period	8,217	8,925
Cash, cash equivalents and restricted cash at end of period	$7,613	$8,782
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$31,551	$32,202
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$20	$20

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the unaudited consolidated financial statements, the terms “the Company”, “we” or “our” are used to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of March 31, 2024, the Company owned (or partially owned and consolidated) self-storage properties located in the District of Columbia and 24 states throughout the United States, which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of March 31, 2024, the Parent Company owned approximately 99.4% of the partnership interests (“OP Units” or “common units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

The Company typically experiences seasonal fluctuations in the occupancy levels of its stores, which are generally slightly higher during the summer months due to increased moving activity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s combined audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2023, which are included in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

Reclassifications

Certain amounts within the Company’s and the Operating Partnership’s unaudited consolidated financial statements have been reclassified in prior years to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires the disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and a reconciliation of segment profit or loss to net income. The title and position of the CODM must also be disclosed, along with how the CODM uses the reported measures to assess segment performance and to allocate resources. Entities with a single reportable segment (such as the Company) will be required to provide the disclosures required by Topic 280, as amended. The standard became effective for the Company on January 1, 2024 and the required disclosures for the Company will begin with its Annual Report on Form 10-K for the fiscal year ending December 31, 2024. The adoption and implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	March 31,	December 31,
	2024	2023

	(in thousands)
Land	$1,599,314	$1,594,742
Buildings and improvements	5,542,740	5,517,544
Equipment	141,954	144,372
Construction in progress	71,635	69,010
Right-of-use assets - finance leases	41,945	41,945
Storage properties	7,397,588	7,367,613
Less: Accumulated depreciation	(1,458,854)	(1,416,377)
Storage properties, net	$5,938,734	$5,951,236

The following table summarizes the Company’s acquisition and disposition activity since January 1, 2023.

			Number of	Transaction Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2024 Acquisitions:

Connecticut Assets	Hartford-West Hartford-East Hartford, CT	January 2024	2	$20,200
			2	$20,200

2023 Acquisition:

New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2023	1	$22,000
			1	$22,000

2023 Disposition:

Illinois Asset (1)	Chicago-Naperville-Joliet, IL-IN-WI	December 2023	1	$8,000
			1	$8,000

(1)	This store was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

4. INVESTMENT ACTIVITY

2024 Acquisitions

During the three months ended March 31, 2024, the Company acquired a two-store portfolio located in Connecticut for an aggregate purchase price of $20.2 million. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $0.9 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2024 was approximately $0.1 million.

2023 Acquisition

During the year ended December 31, 2023, the Company acquired one store located in New Jersey for a purchase price of $22.0 million. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $2.0 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2024 was approximately $0.5 million. No amortization expense related to this store was recognized during the three months ended March 31, 2023.

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

Development Activity

As of March 31, 2024, the Company had invested in consolidated joint ventures to develop four self-storage properties located in New Jersey (1) and New York (3). Construction for these projects is expected to be completed at various times during 2024 and 2025. As of March 31, 2024, development costs incurred to date for these projects totaled $57.3 million. Total construction costs for these projects are expected to be $109.7 million. These costs are capitalized to construction in progress while the project is under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures are summarized as follows (dollars in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	March 31,	December 31,	March 31,	December 31,
Unconsolidated Real Estate Ventures	Interest	2024	2023	2024	2023
Fontana Self Storage, LLC ("Fontana") (1)	50%	1	1	$13,461	$13,575
Rancho Cucamonga Self Storage, LLC ("RCSS") (1)	50%	1	1	20,524	20,679
191 V CUBE LLC ("HVP V")	20%	6	6	12,628	12,759
191 IV CUBE LLC ("HVP IV")	20%	28	28	16,385	17,085
CUBE HHF Northeast Venture LLC ("HHFNE")	10%	13	13	909	951
CUBE HHF Limited Partnership ("HHF")	50%	28	28	32,320	33,239
		77	77	$96,227	$98,288

(1)	On December 9, 2021, the Company completed the acquisition of LAACO, which included a 50% interest in Fontana and RCSS, each of which owns one self-storage property in California. As of the date of acquisition, the Company recognized differences between the Company’s equity investment in Fontana and RCSS and the underlying equity reflected at the venture level. These differences are being amortized over the expected useful life of the self-storage properties owned by the ventures. As of March 31, 2024, the remaining unamortized difference was $12.7 million for Fontana and $18.9 million for RCSS.

As of March 31, 2024, the Company also held a 10% interest in 191 IV CUBE Southeast LLC ("HVPSE"). On August 30, 2022, HVPSE sold all 14 of its stores to an unaffiliated third-party buyer for an aggregate sales price of $235.0 million. During the three months ended March 31, 2023, the Company received distributions of $1.7 million in excess of its investment in HVPSE from proceeds that were held back at the time of the sale. These distributions are included in Equity in earnings of real estate ventures within the Company’s consolidated statements of operations. As of March 31, 2024, HVPSE had no significant assets or liabilities.

The Company determined that Fontana, RCSS, HVP V, HVPSE, HVP IV, HHFNE and HHF (collectively, the “Ventures”) are not VIEs in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Ventures. Based upon each member’s substantive participating rights over the activities of each entity as stipulated in the operating agreements, the Ventures are not consolidated by the Company and are accounted for under the equity method of accounting. The Company’s investments in the Ventures are included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheets and the Company’s earnings from its investments in the Ventures are presented in Equity in earnings of real estate ventures within the Company’s consolidated statements of operations.

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of March 31, 2024 and December 31, 2023.

	March 31,	December 31,
	2024	2023

Assets	(in thousands)
Storage properties, net	$702,149	$715,142
Other assets	18,224	10,382
Total assets	$720,373	$725,524

Liabilities and equity
Debt	$471,020	$470,573
Other liabilities	19,550	18,557
Equity
CubeSmart	64,601	66,446
Joint venture partners	165,202	169,948
Total liabilities and equity	$720,373	$725,524

The following is a summary of results of operations of the Ventures for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Total revenues	$24,586	$24,064
Operating expenses	(10,375)	(10,519)
Other expenses	(106)	(69)
Interest expense, net	(4,658)	(4,084)
Depreciation and amortization	(7,532)	(7,772)
Net income	$1,915	$1,620
Company’s share of net income	$845	$2,551

6. OTHER ASSETS

Other assets were comprised of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

	(in thousands)
Intangible assets, net of accumulated amortization of $801 and $164, respectively	$2,036	$1,806
Accounts receivable, net	7,907	8,944
Prepaid property taxes	5,738	8,171
Prepaid insurance	2,174	4,879
Amounts due from affiliates (see note 15)	20,018	18,045
Assets related to deferred compensation arrangements	62,142	60,038
Right-of-use assets - operating leases	50,179	50,476
Ground lease receivable	6,206	6,193
Other	6,233	4,732
Total other assets, net	$162,633	$163,284

7. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2024	2023	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(9,735)	(10,148)
Less: Loan procurement costs, net	(12,740)	(13,362)
Total unsecured senior notes, net	$2,777,525	$2,776,490

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the three months ended March 31, 2024, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of March 31, 2024, borrowings under the Revolver had an interest rate of 6.37%. Additionally, as of March 31, 2024, $831.0 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the three months ended March 31, 2024, the Operating Partnership was in compliance with all financial covenants of the Second Amended and Restated Credit Facility.

9. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	March 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2024	2023	Interest Rate	Date

	(in thousands)
Annapolis I, MD	$4,651	$4,703	3.78%	May-24
Brooklyn XV, NY	14,657	14,746	2.15%	May-24
Long Island City IV, NY	11,862	11,946	2.15%	May-24
Long Island City II, NY	17,719	17,834	2.25%	Jul-26
Long Island City III, NY	17,723	17,839	2.25%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	120,912	121,368
Plus: Unamortized fair value adjustment	7,103	7,689
Less: Loan procurement costs, net	(776)	(871)
Total mortgage loans and notes payable, net	$127,239	$128,186

As of March 31, 2024 and December 31, 2023, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $354.6 million and $356.1 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of March 31, 2024 (in thousands):

2024	$31,873
2025	979
2026	33,760
2027	—
2028	—
2029	54,300
Total principal payments	$120,912

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents unrealized losses on interest rate swaps (see note 11). The following table summarizes the changes in accumulated other comprehensive loss for the three months ended March 31, 2024 (in thousands).

March 31,
2024
(in thousands)
Beginning balance at December 31, 2023	$(413)
Reclassification of realized losses on interest rate swaps (1)	20
Ending balance at March 31, 2024	(393)
Less: portion included in noncontrolling interests in the Operating Partnership	2
Total accumulated other comprehensive loss included in equity	$(391)

(1)	See note 11 for additional information about the effects of the amounts reclassified.

11. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

The Company is exposed to credit risk with regard to its cash accounts. The Company holds deposits at certain financial institutions in excess of Federal Deposit Insurance Corporation limits. The Company’s cash accounts are held with major financial institutions and management believes that the risk of loss due to disruption at these financial institutions is low.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects within its consolidated statements of operations realized and unrealized gains and losses with respect to the derivative. As of March 31, 2024 and December 31, 2023, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the Company’s consolidated balance sheets at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of $300.0 million of outstanding 4.375% senior notes due 2029 (the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three months ended March 31, 2024. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other financial instruments included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at March 31, 2024 and December 31, 2023.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(in thousands)
Carrying value	$2,923,164	$2,922,776
Fair value	2,607,864	2,631,221

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at March 31, 2024 and December 31, 2023. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

		CubeSmart	March 31, 2024
	Number	Ownership	Total	Total	Related Party
Consolidated Joint Ventures	of Stores	Interest	Assets	Liabilities	Loans (1)

			(in thousands)
New Rochelle Investors, LLC ("New Rochelle")	1	70%	$24,855	$1,253	$599
1074 Raritan Road, LLC ("Clark")	1	90%	14,141	7,931	6,642
350 Main Street, LLC ("Port Chester")	1	90%	5,862	19	—
Astoria Investors, LLC ("Astoria")	1	70%	43,338	28,937	27,397
CS Lock Up Anoka, LLC ("Anoka")	1	50%	10,216	5,625	5,540
CS Valley Forge Village Storage, LLC ("VFV")	1	70%	19,149	14,873	14,792
CS Vienna, LLC ("Vienna")	1	80%	30,200	35,325	34,875
SH3, LLC ("SH3")	1	90%	36,621	521	—
	8		$184,382	$94,484	$89,845

(1)	Related party loans represent amounts payable from the joint venture to the Company and are included in total liabilities within the table above. The loans and related party interest have been eliminated for consolidation purposes.

Operating Partnership Ownership

As of March 31, 2024 and December 31, 2023, 1,288,205 and 1,300,462 OP units, respectively, were owned by third parties. The per unit cash redemption amount of the outstanding OP units owned by third parties was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value as of March 31, 2024 and December 31, 2023. The aggregate redemption value of the 1,288,205 OP Units owned by third parties as of March 31, 2024 was $58.3 million.

14. COMMITMENTS AND CONTINGENCIES

Development Commitments

The Company has agreements with developers for the construction of four new self-storage properties (see note 4), which will require payments of approximately $38.5 million, due in installments upon completion of certain construction milestones, during 2024 and 2025.

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

15. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest totaled $1.2 million for each of the three-month periods ended March 31, 2024 and 2023.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These reimbursements consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $20.0 million and $18.0 million as of March 31, 2024 and December 31, 2023, respectively, and are included in Other assets, net on the consolidated balance sheets. Additionally, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $89.8 million and $86.3 million as of March 31, 2024 and December 31, 2023, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP V, HVPSE, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP V, HVPSE, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVP V, HVPSE, HVP IV and HHFNE or any of their subsidiaries and completion of certain measures as defined in the operating agreements. There were no such fees recognized during the three months ended March 31, 2024 or 2023.

The Company serves as lessor in a ground lease related to land underlying an HVP IV property located in Texas. During each of the three-month periods ended March 31, 2024 and 2023, the Company recognized income associated with this ground lease of $0.1 million. This income is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

16. EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023

	(dollars and units in thousands, except per share amounts)
Net income	$94,858	$97,942
Net income attributable to noncontrolling interests in the Operating Partnership	(541)	(614)
Net loss attributable to noncontrolling interests in subsidiaries	210	238
Net income attributable to the Company's common shareholders	$94,527	$97,566

Weighted average basic shares outstanding	225,767	225,294
Share options and restricted share units	808	889
Weighted average diluted shares outstanding (1)	226,575	226,183

Basic earnings per share attributable to common shareholders	$0.42	$0.43
Diluted earnings per share attributable to common shareholders (2)	$0.42	$0.43

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and OP units owned by third parties have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average outstanding OP units owned by third parties for the three months ended March 31, 2024 and 2023 were 1.3 million and 1.4 million, respectively.

Earnings per unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended March 31,
	2024	2023

	(dollars and units in thousands, except per unit amounts)
Net income	$94,858	$97,942
Net loss attributable to noncontrolling interests in subsidiaries	210	238
Net income attributable to CubeSmart, L.P.	$95,068	$98,180

Weighted average basic units outstanding (3)	227,057	226,717
Unit options and restricted share units	808	889
Weighted average diluted units outstanding (1) (3)	227,865	227,606

Basic earnings per unit attributable to CubeSmart, L.P.	$0.42	$0.43
Diluted earnings per unit attributable to CubeSmart, L.P. (2)	$0.42	$0.43

(1)	For the three months ended March 31, 2024 and 2023, the Company declared cash dividends per common share/unit of $0.51 and $0.49, respectively.

(2)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per share/unit for the three months ended March 31, 2024 and 2023 were 1.1 million and 0.7 million, respectively.

(3)	Prior period amounts have been updated to conform to current year presentation.

The OP Units owned by the General Partner and the OP Units owned by third parties have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. OP Units owned by third parties may be redeemed for cash or, at the Company’s option, common shares of CubeSmart on a one-for-one basis. The following is a summary of OP Units outstanding:

	As of March 31,
	2024	2023
Outstanding OP Units owned by third parties	1,288,205	1,418,549
Outstanding OP Units owned by the General Partner	224,965,172	224,671,525

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a discussion of forward-looking statements, see the section in this Report entitled “Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the section entitled “Risk Factors” in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of March 31, 2024 and December 31, 2023, we owned (or partially owned and consolidated) 613 self-storage properties containing an aggregate of approximately 44.4 million rentable square feet and 611 self-storage properties containing an aggregate of approximately 44.1 million rentable square feet, respectively. As of March 31, 2024, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of March 31, 2024, we managed 860 stores for third parties (including 77 stores containing an aggregate of approximately 5.6 million net rentable square feet as part of six separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 1,473. As of March 31, 2024, we managed stores for third parties in the District of Columbia and the following 40 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

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

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending and moving trends, as well as to increased bad debts due to recessionary pressures. Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, inflation, deflation, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

We continue our focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage properties.

We have one reportable segment: we own, operate, develop, manage and acquire self-storage properties.

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in New York, Florida, California and Texas provided approximately 17%, 14%, 11% and 9%, respectively, of total revenues for the three months ended March 31, 2024.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies and estimates that management believes are critical to the preparation of the unaudited consolidated financial statements included in this Report. Certain of the accounting policies used in the preparation of these unaudited consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in this Report. For additional discussion of the Company’s significant accounting policies, see note 2 to the Consolidated Financial Statements included in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ materially from estimates calculated and utilized by management.

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the consolidation of VIEs. To the extent that the Company (i) has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and (ii) has the obligation or rights to absorb the VIE’s losses or receive its benefits, then the Company is considered the primary beneficiary. The Company may also consider additional factors included in the authoritative guidance, such as whether or not it is the partner in the VIE that is most closely associated with the VIE. When an entity is not deemed to be a VIE, the Company considers the provisions of additional FASB guidance to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and in which the limited partners do not have substantive participating rights, or the ability to dissolve the entity or remove the Company without cause nor substantive participating rights.

Self-Storage Properties

The Company records self-storage properties at cost less accumulated depreciation. Depreciation on the buildings, improvements, and equipment is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repairs and maintenance costs are expensed as incurred.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three months ended March 31, 2024 and 2023.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no stores classified as held for sale as of March 31, 2024.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses) and cash contributions, less cash distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the three months ended March 31, 2024 or 2023.

Differences between the Company’s net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. The Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $31.6 million and $31.8 million as of March 31, 2024 and December 31, 2023, respectively. These differences are amortized over the lives of the self-storage properties owned by the real estate ventures. This amortization is included in Equity in earnings of real estate ventures within our consolidated statements of operations.

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto. Historical results set forth in our consolidated statements of operations reflect only the existing stores for each period presented and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of March 31, 2024, we owned 598 same-store properties and 15 non same-store properties. The non same-store property portfolio results include 2023 and 2024 acquisitions, dispositions, newly developed stores, stores with a significant portion of net rentable square footage taken out of service or stores that have not yet reached stabilization as defined above. For analytical presentation, all percentages are calculated using the numbers presented in the unaudited consolidated financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. The following table summarizes the change in the number of owned stores from January 1, 2023 through March 31, 2024:

	2024	2023

Balance - January 1	611	611
Stores acquired	2	—
Balance - March 31	613	611
Stores acquired		—
Balance - June 30		611
Stores acquired		—
Balance - September 30		611
Stores acquired		1
Stores sold (1)		(1)
Balance - December 31		611

(1)	For the quarter ended December 31, 2023, relates to one store that was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Property Portfolio		Eliminations		Total Portfolio
				%								%
	2024	2023	Change	Change	2024	2023	2024	2023	2024	2023	Change	Change
REVENUES:
Rental income	$219,760	$219,708	$52	0.0%	$5,430	$3,876	$—	$—	$225,190	$223,584	$1,606	0.7%
Other property related income	9,385	9,472	(87)	(0.9)%	601	145	16,330	14,767	26,316	24,384	1,932	7.9%
Property management fee income	—	—	—	0.0%	—	—	9,900	8,560	9,900	8,560	1,340	15.7%
Total revenues	229,145	229,180	(35)	0.0%	6,031	4,021	26,230	23,327	261,406	256,528	4,878	1.9%

OPERATING EXPENSES:
Property operating expenses	64,192	61,115	3,077	5.0%	2,127	1,610	10,718	8,402	77,037	71,127	5,910	8.3%
NET OPERATING INCOME:	164,953	168,065	(3,112)	(1.9)%	3,904	2,411	15,512	14,925	184,369	185,401	(1,032)	(0.6)%

Store count	598	598			15	13			613	611
Total square feet	42,989	42,989			1,373	1,129			44,362	44,118
Period end occupancy	90.4%	91.7%			71.0%	58.8%			89.8%	90.9%
Period average occupancy	90.2%	91.3%
Realized annual rent per occupied sq. ft. (1)	$22.66	$22.38

Depreciation and amortization									50,717	50,329	388	0.8%
General and administrative									15,625	14,674	951	6.5%
Subtotal									66,342	65,003	1,339	2.1%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(22,919)	(23,691)	772	3.3%
Loan procurement amortization expense									(1,030)	(1,040)	10	1.0%
Equity in earnings of real estate ventures									845	2,551	(1,706)	(66.9)%
Other									(65)	(276)	211	76.4%
Total other (expense) income									(23,169)	(22,456)	(713)	(3.2)%
NET INCOME									94,858	97,942	(3,084)	(3.1)%
Net income attributable to noncontrolling interests in the Operating Partnership									(541)	(614)	73	11.9%
Net loss attributable to noncontrolling interests in subsidiaries									210	238	(28)	(11.8)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$94,527	$97,566	$(3,039)	(3.1)%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Revenues increased from $256.5 million for the three months ended March 31, 2023 to $261.4 million for the three months ended March 31, 2024, an increase of $4.9 million, or 1.9%. This increase was primarily attributable to additional revenues from stores acquired or opened in 2023 and 2024 included in our non same-store portfolio, additional other property related income due to increased customer storage protection plan participation at our owned and managed stores, and an increase in property management fee income.

Operating Expenses

Property operating expenses increased from $71.1 million for the three months ended March 31, 2023 to $77.0 million for the three months ended March 31, 2024, an increase of $5.9 million, or 8.3%. This increase was primarily attributable to increases in property taxes and property insurance within our same-store portfolio.

Other (Expense) Income

Interest expense on loans decreased from $23.7 million during the three months ended March 31, 2023 to $22.9 million during the three months ended March 31, 2024, a decrease of $0.8 million, or 3.3%. The decrease was attributable to a decrease in the average outstanding debt balance and lower interest rates during the 2024 period compared to the 2023 period. The average outstanding debt balance decreased to $2.99 billion during the three months ended March 31, 2024 as compared to $3.06 billion during the three months ended March 31, 2023. The weighted average effective interest rate on our outstanding debt decreased to 3.03% for the three months ended March 31, 2024 compared to 3.05% during the three months ended March 31, 2023.

Equity in earnings of real estate ventures decreased from $2.6 million during the three months ended March 31, 2023 to $0.8 million for the three months ended March 31, 2024, a decrease of $1.7 million, or 66.9%. The decrease was primarily due to distributions in excess of our equity investment in 191 IV CUBE Southeast LLC (“HVPSE”) during the three months ended March 31, 2023.

Cash Flows

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

A comparison of cash flow from operating, investing and financing activities for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
Net cash provided by (used in):	2024	2023	Change

	(in thousands)

Operating activities	$150,150	$136,706	$13,444
Investing activities	$(34,220)	$(25,560)	$(8,660)
Financing activities	$(116,534)	$(111,289)	$(5,245)

Cash provided by operating activities increased from $136.7 million for the three months ended March 31, 2023 to $150.2 million for the three months ended March 31, 2024, reflecting an increase of $13.4 million. The increased cash flow from operating activities was primarily attributable to the timing and amounts of the payments of certain accounts payable and accrued expenses, primarily property taxes.

Cash used in investing activities increased from $25.6 million for the three months ended March 31, 2023 to $34.2 million for the three months ended March 31, 2024, reflecting an increase of $8.7 million. This change was primarily the result of a $20.1 million increase in acquisitions of storage properties. We acquired two stores during the three months ended March 31, 2024, with no acquisitions during the corresponding 2023 period. This increase was partially offset by a $12.0 million decrease in development costs, primarily due to the payment during the 2023 period of a put liability associated with a previously consolidated joint venture.

Cash used in financing activities increased from $111.3 million for the three months ended March 31, 2023 to $116.5 million for the three months ended March 31, 2024, reflecting an increase of $5.2 million. This change was primarily the result of a $4.7 million increase in cash distributions paid to common shareholders and noncontrolling interests in the Operating Partnership due to an increase in the common divided per share/unit.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the acquisition and development of new stores. These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2024 fiscal year, we expect recurring capital expenditures to be approximately $15.0 million to $20.0 million, planned capital improvements and store upgrades to be approximately $13.0 million to $18.0 million and costs associated with the development of new stores to be approximately $18.0 to $28.0 million. Our currently scheduled principal payments on our outstanding debt are approximately $31.9 million for the remainder of 2024.

Our most restrictive financial covenants limit the amount of additional leverage we can add; however, we believe cash flows from operations, access to equity financing, including through our at-the-market equity program, and available borrowings under our Revolver (defined below) provide adequate sources of liquidity to enable us to execute our current business plan and remain in compliance with our covenants.

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

As of March 31, 2024, we had approximately $5.6 million in available cash and cash equivalents. In addition, we had approximately $831.0 million of availability for borrowings under our Revolver.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2024	2023	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(9,735)	(10,148)
Less: Loan procurement costs, net	(12,740)	(13,362)
Total unsecured senior notes, net	$2,777,525	$2,776,490

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the three months ended March 31, 2024, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of March 31, 2024, borrowings under the Revolver had an interest rate of 6.37%. Additionally, as of March 31, 2024, $831.0 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the three months ended March 31, 2024, the Operating Partnership was in compliance with all financial covenants of the Second Amended and Restated Credit Facility.

At-the-Market Equity Program

We maintain an at-the-market equity program that enables us to offer and sell up to 60.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

We did not sell any common shares under the Equity Distribution Agreements during the three months ended March 31, 2024. As of March 31, 2024, 5.8 million common shares remained available for issuance under the Equity Distribution Agreements.

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

There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, total operating expenses, and net income.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO attributable to the Company’s common shareholders and third-party OP unitholders for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023

Net income attributable to the Company’s common shareholders	$94,527	$97,566

Add (deduct):
Real estate depreciation and amortization:
Real property	49,249	48,916
Company’s share of unconsolidated real estate ventures	2,092	2,134
Gains from sales of real estate, net (1)	—	(1,713)
Noncontrolling interests in the Operating Partnership	541	614
FFO attributable to the Company’s common shareholders and third-party OP unitholders	$146,409	$147,517

Weighted average diluted shares outstanding	226,575	226,183
Weighted average diluted units outstanding owned by third parties	1,290	1,423
Weighted average diluted shares and units outstanding	227,865	227,606

(1)	For the three months ended March 31, 2023, includes distributions received in excess of our investment in HVPSE. This amount is included in Equity in earnings of real estate ventures within our unaudited consolidated statements of operations.

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

Effect of Changes in Interest Rates on our Outstanding Debt

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may, from time to time, choose to manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market interest rates chosen.

As of March 31, 2024, our consolidated debt consisted of $2.92 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of March 31, 2024, there were $18.4 million of outstanding unsecured credit facility borrowings subject to floating rates. Changes in market interest rates have different impacts on the fixed- and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $115.5 million. If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $119.7 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended March 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	17,736	$46.17	N/A	3,000,000
February 1 - February 29	278	$43.69	N/A	3,000,000
March 1 - March 31	167	$43.60	N/A	3,000,000
Total	18,181	$46.11	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended March 31, 2024, none of our trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended March 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

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

CUBESMART
(Registrant)

Date: April 26, 2024	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2024	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2024	By:	/s/ Matthew D. DeNarie

Matthew D. DeNarie, Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

, L.P
CUBESMART, L.P.
(Registrant)

Date: April 26, 2024	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2024	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2024	By:	/s/ Matthew D. DeNarie

Matthew D. DeNarie, Chief Accounting Officer
(Principal Accounting Officer)