Form 10-Q
period 2024-09-30
CubeSmart; CubeSmart, L.P.
filed 2024-11-01
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 30, 2024
Common shares, $0.01 par value per share, of CubeSmart	226,153,290

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2024 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust (“REIT”) that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us” or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2024, owned a 99.5% interest in the Operating Partnership. The remaining 0.5% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2024	2023
	(unaudited)

ASSETS
Storage properties	$7,422,281	$7,367,613
Less: Accumulated depreciation	(1,544,603)	(1,416,377)
Storage properties, net (includes VIE amounts of $189,516 and $180,615, respectively)	5,877,678	5,951,236
Cash and cash equivalents (includes VIE amounts of $1,856 and $3,002, respectively)	43,507	6,526
Restricted cash	1,848	1,691
Loan procurement costs, net of amortization	3,048	3,995
Investment in real estate ventures, at equity	92,161	98,288
Other assets, net	174,173	163,284
Total assets	$6,192,415	$6,225,020

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,779,596	$2,776,490
Revolving credit facility	—	18,100
Mortgage loans and notes payable, net	94,788	128,186
Lease liabilities - finance leases	65,677	65,714
Accounts payable, accrued expenses and other liabilities	223,516	201,419
Distributions payable	116,420	115,820
Deferred revenue	39,786	38,483
Total liabilities	3,319,783	3,344,212

Noncontrolling interests in the Operating Partnership	66,330	60,276

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 226,002,624 and 224,921,053 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,260	2,249
Additional paid-in capital	4,195,449	4,142,229
Accumulated other comprehensive loss	(351)	(411)
Accumulated deficit	(1,411,850)	(1,345,239)
Total CubeSmart shareholders’ equity	2,785,508	2,798,828
Noncontrolling interests in subsidiaries	20,794	21,704
Total equity	2,806,302	2,820,532
Total liabilities and equity	$6,192,415	$6,225,020

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

REVENUES
Rental income	$230,954	$232,468	$682,935	$681,962
Other property related income	29,268	25,857	84,542	76,001
Property management fee income	10,668	9,551	31,028	27,246
Total revenues	270,890	267,876	798,505	785,209
OPERATING EXPENSES
Property operating expenses	81,868	77,546	242,002	223,494
Depreciation and amortization	51,210	49,985	152,962	150,672
General and administrative	14,265	14,060	44,512	43,059
Total operating expenses	147,343	141,591	439,476	417,225
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(22,750)	(23,204)	(68,436)	(70,439)
Loan procurement amortization expense	(986)	(1,030)	(3,031)	(3,111)
Equity in earnings of real estate ventures	418	1,141	1,688	4,482
Other	721	(119)	744	382
Total other expense	(22,597)	(23,212)	(69,035)	(68,686)
NET INCOME	100,950	103,073	289,994	299,298
Net income attributable to noncontrolling interests in the Operating Partnership	(551)	(640)	(1,616)	(1,870)
Net loss attributable to noncontrolling interests in subsidiaries	398	212	910	662
NET INCOME ATTRIBUTABLE TO THE COMPANY	$100,797	$102,645	$289,288	$298,090

Basic earnings per share attributable to common shareholders	$0.45	$0.46	$1.28	$1.32
Diluted earnings per share attributable to common shareholders	$0.44	$0.45	$1.28	$1.32

Weighted average basic shares outstanding	226,166	225,467	225,941	225,380
Weighted average diluted shares outstanding	227,149	226,210	226,805	226,206

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

NET INCOME	$100,950	$103,073	$289,994	$299,298
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20	60	60
OTHER COMPREHENSIVE INCOME:	20	20	60	60
COMPREHENSIVE INCOME	100,970	103,093	290,054	299,358
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(551)	(640)	(1,616)	(1,870)
Comprehensive loss attributable to noncontrolling interests in subsidiaries	398	212	910	662
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$100,817	$102,665	$289,348	$298,150

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total CubeSmart	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2023	224,921	$2,249	$4,142,229	$(411)	$(1,345,239)	$2,798,828	$21,704	$2,820,532	$60,276
Contributions from noncontrolling interests in subsidiaries							309	309
Distributions paid to noncontrolling interests in subsidiaries							(125)	(125)
Issuance of common shares, net			(10)			(10)		(10)
Issuance of restricted shares	24	1				1		1
Conversion from units to shares	12		561			561		561	(561)
Exercise of stock options	8		201			201		201
Amortization of restricted shares			1,189			1,189		1,189
Share compensation expense			802			802		802
Adjustment for noncontrolling interests in the Operating Partnership					1,346	1,346		1,346	(1,346)
Net income (loss)					94,527	94,527	(210)	94,317	541
Other comprehensive income, net				20		20		20
Common share distributions ($0.51 per share)					(115,357)	(115,357)		(115,357)	(657)
Balance at March 31, 2024	224,965	$2,250	$4,144,972	$(391)	$(1,364,723)	$2,782,108	$21,678	$2,803,786	$58,253
Distributions paid to noncontrolling interests in subsidiaries							(54)	(54)
Issuance of common shares, net			(39)			(39)		(39)
Issuance of restricted shares	28
Conversion from units to shares	50	1	2,122			2,123		2,123	(2,123)
Exercise of stock options	154	1	4,517			4,518		4,518
Amortization of restricted shares			1,897			1,897		1,897
Share compensation expense			800			800		800
Adjustment for noncontrolling interests in the Operating Partnership					93	93		93	(93)
Net income (loss)					93,964	93,964	(302)	93,662	524
Other comprehensive income, net				20		20		20
Common share distributions ($0.51 per share)					(115,390)	(115,390)		(115,390)	(631)
Balance at June 30, 2024	225,197	$2,252	$4,154,269	$(371)	$(1,386,056)	$2,770,094	$21,322	$2,791,416	$55,930
Distributions paid to noncontrolling interests in subsidiaries							(130)	(130)
Issuance of common shares, net	612	6	32,762			32,768		32,768
Issuance of restricted shares	2
Conversion from units to shares	6		324			324		324	(324)
Exercise of stock options	186	2	5,220			5,222		5,222
Amortization of restricted shares			2,066			2,066		2,066
Share compensation expense			808			808		808
Adjustment for noncontrolling interests in the Operating Partnership					(10,801)	(10,801)		(10,801)	10,801
Net income (loss)					100,797	100,797	(398)	100,399	551
Other comprehensive income, net				20		20		20
Common share distributions ($0.51 per share)					(115,790)	(115,790)		(115,790)	(628)
Balance at September 30, 2024	226,003	$2,260	$4,195,449	$(351)	$(1,411,850)	$2,785,508	$20,794	$2,806,302	$66,330

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total CubeSmart	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2022	224,603	$2,246	$4,125,478	$(491)	$(1,301,030)	$2,826,203	$14,178	$2,840,381	$57,419
Distributions paid to noncontrolling interests in subsidiaries							(107)	(107)
Issuance of common shares, net			(91)			(91)		(91)
Issuance of restricted shares	22
Conversion from units to shares	8		361			361		361	(361)
Exercise of stock options	39	1	914			915		915
Amortization of restricted shares			1,171			1,171		1,171
Share compensation expense			730			730		730
Adjustment for noncontrolling interests in the Operating Partnership					(8,588)	(8,588)		(8,588)	8,588
Net income (loss)					97,566	97,566	(238)	97,328	614
Other comprehensive income, net				20		20		20
Common share distributions ($0.49 per share)					(110,524)	(110,524)		(110,524)	(695)
Balance at March 31, 2023	224,672	$2,247	$4,128,563	$(471)	$(1,322,576)	$2,807,763	$13,833	$2,821,596	$65,565
Contributions from noncontrolling interests in subsidiaries							797	797
Distributions paid to noncontrolling interests in subsidiaries							(54)	(54)
Issuance of common shares, net			(55)			(55)		(55)
Issuance of restricted shares	20
Exercise of stock options	105	1	1,800			1,801		1,801
Amortization of restricted shares			1,621			1,621		1,621
Share compensation expense			692			692		692
Adjustment for noncontrolling interest in the Operating Partnership					2,134	2,134		2,134	(2,134)
Net income (loss)					97,879	97,879	(212)	97,667	616
Other comprehensive income, net				20		20		20
Common share distributions ($0.49 per share)					(110,585)	(110,585)		(110,585)	(695)
Balance at June 30, 2023	224,797	$2,248	$4,132,621	$(451)	$(1,333,148)	$2,801,270	$14,364	$2,815,634	$63,352
Distributions paid to noncontrolling interests in subsidiaries							(89)	(89)
Issuance of common shares, net			(79)			(79)		(79)
Issuance of restricted shares	4
Conversion from units to shares	58	1	2,412			2,413		2,413	(2,413)
Amortization of restricted shares			1,811			1,811		1,811
Share compensation expense			701			701		701
Adjustment for noncontrolling interest in the Operating Partnership					9,035	9,035		9,035	(9,035)
Net income (loss)					102,645	102,645	(212)	102,433	640
Other comprehensive income, net				20		20		20
Common share distributions ($0.49 per share)					(110,613)	(110,613)		(110,613)	(667)
Balance at September 30, 2023	224,859	$2,249	$4,137,466	$(431)	$(1,332,081)	$2,807,203	$14,063	$2,821,266	$51,877

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$289,994	$299,298
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including amortization of loan procurement costs	155,993	153,783
Non-cash portion of interest expense related to finance leases	(37)	(38)
Equity in earnings of real estate ventures	(1,688)	(4,482)
Cash distributed from real estate ventures	3,453	3,705
Equity compensation expense	8,590	7,530
Accretion of fair market value adjustment of debt	(294)	(714)
Changes in other operating accounts:
Other assets	(12,732)	(10,052)
Accounts payable and accrued expenses	21,906	18,408
Other liabilities	1,223	1,402
Net cash provided by operating activities	$466,408	$468,840
Investing Activities
Acquisitions of storage properties	(20,597)	—
Additions and improvements to storage properties	(33,137)	(31,642)
Development costs	(23,489)	(34,228)
Investments in real estate ventures	(316)	(16)
Cash distributed from real estate ventures	4,678	7,116
Proceeds from sale of real estate, net	—	238
Net cash used in investing activities	$(72,861)	$(58,532)
Financing Activities
Proceeds from:
Revolving credit facility	612,506	614,083
Principal payments on:
Revolving credit facility	(630,606)	(659,783)
Mortgage loans and notes payable	(32,089)	(32,138)
Loan procurement costs	—	(39)
Issuance of common shares, net	32,720	(225)
Cash paid upon vesting of restricted shares	(1,028)	(804)
Exercise of stock options	9,941	2,716
Contributions from noncontrolling interests in subsidiaries	309	797
Distributions paid to noncontrolling interests in subsidiaries	(309)	(250)
Distributions paid to common shareholders	(345,901)	(331,601)
Distributions paid to noncontrolling interests in Operating Partnership	(1,952)	(2,089)
Net cash used in financing activities	$(356,409)	$(409,333)
Change in cash, cash equivalents and restricted cash	37,138	975
Cash, cash equivalents and restricted cash at beginning of period	8,217	8,925
Cash, cash equivalents and restricted cash at end of period	$45,355	$9,900
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$77,953	$80,299
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$60	$60

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Storage properties	$7,422,281	$7,367,613
Less: Accumulated depreciation	(1,544,603)	(1,416,377)
Storage properties, net (includes VIE amounts of $189,516 and $180,615, respectively)	5,877,678	5,951,236
Cash and cash equivalents (includes VIE amounts of $1,856 and $3,002, respectively)	43,507	6,526
Restricted cash	1,848	1,691
Loan procurement costs, net of amortization	3,048	3,995
Investment in real estate ventures, at equity	92,161	98,288
Other assets, net	174,173	163,284
Total assets	$6,192,415	$6,225,020

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,779,596	$2,776,490
Revolving credit facility	—	18,100
Mortgage loans and notes payable, net	94,788	128,186
Lease liabilities - finance leases	65,677	65,714
Accounts payable, accrued expenses and other liabilities	223,516	201,419
Distributions payable	116,420	115,820
Deferred revenue	39,786	38,483
Total liabilities	3,319,783	3,344,212

Limited Partnership interests of third parties	66,330	60,276

Commitments and contingencies

Capital
General Partner	2,785,859	2,799,239
Accumulated other comprehensive loss	(351)	(411)
Total CubeSmart, L.P. capital	2,785,508	2,798,828
Noncontrolling interests in subsidiaries	20,794	21,704
Total capital	2,806,302	2,820,532
Total liabilities and capital	$6,192,415	$6,225,020

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

REVENUES
Rental income	$230,954	$232,468	$682,935	$681,962
Other property related income	29,268	25,857	84,542	76,001
Property management fee income	10,668	9,551	31,028	27,246
Total revenues	270,890	267,876	798,505	785,209
OPERATING EXPENSES
Property operating expenses	81,868	77,546	242,002	223,494
Depreciation and amortization	51,210	49,985	152,962	150,672
General and administrative	14,265	14,060	44,512	43,059
Total operating expenses	147,343	141,591	439,476	417,225
Interest:
Interest expense on loans	(22,750)	(23,204)	(68,436)	(70,439)
Loan procurement amortization expense	(986)	(1,030)	(3,031)	(3,111)
Equity in earnings of real estate ventures	418	1,141	1,688	4,482
Other	721	(119)	744	382
Total other expense	(22,597)	(23,212)	(69,035)	(68,686)
NET INCOME	100,950	103,073	289,994	299,298
Net loss attributable to noncontrolling interests in subsidiaries	398	212	910	662
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	$101,348	$103,285	$290,904	$299,960

Basic earnings per unit attributable to CubeSmart, L.P.	$0.45	$0.46	$1.28	$1.32
Diluted earnings per unit attributable to CubeSmart, L.P.	$0.44	$0.45	$1.28	$1.32

Weighted average basic units outstanding	227,403	226,871	227,203	226,795
Weighted average diluted units outstanding	228,386	227,614	228,067	227,621

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

NET INCOME	$100,950	$103,073	$289,994	$299,298
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20	60	60
OTHER COMPREHENSIVE INCOME:	20	20	60	60
COMPREHENSIVE INCOME	100,970	103,093	290,054	299,358
Comprehensive loss attributable to noncontrolling interests in subsidiaries	398	212	910	662
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUBESMART, L.P.	$101,368	$103,305	$290,964	$300,020

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

				Total			Limited
	General Partner		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units		Comprehensive	L.P.	Interests in	Total	Interests
	Outstanding	Amount	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2023	224,921	$2,799,239	$(411)	$2,798,828	$21,704	$2,820,532	$60,276
Contributions from noncontrolling interests in subsidiaries					309	309
Distributions paid to noncontrolling interests in subsidiaries					(125)	(125)
Issuance of OP units, net		(10)		(10)		(10)
Issuance of restricted OP units	24	1		1		1
Conversion from OP units to shares	12	561		561		561	(561)
Exercise of OP unit options	8	201		201		201
Amortization of restricted OP units		1,189		1,189		1,189
OP unit compensation expense		802		802		802
Adjustment for Limited Partnership interests of third parties		1,346		1,346		1,346	(1,346)
Net income (loss)		94,527		94,527	(210)	94,317	541
Other comprehensive income, net			20	20		20
OP unit distributions ($0.51 per unit)		(115,357)		(115,357)		(115,357)	(657)
Balance at March 31, 2024	224,965	$2,782,499	$(391)	$2,782,108	$21,678	$2,803,786	$58,253
Distributions to noncontrolling interests in subsidiaries					(54)	(54)
Issuance of OP units, net		(39)		(39)		(39)
Issuance of restricted OP units	28
Conversion from OP units to shares	50	2,123		2,123		2,123	(2,123)
Exercise of OP unit options	154	4,518		4,518		4,518
Amortization of restricted OP units		1,897		1,897		1,897
OP unit compensation expense		800		800		800
Adjustment for Limited Partnership interests of third parties		93		93		93	(93)
Net income (loss)		93,964		93,964	(302)	93,662	524
Other comprehensive income, net			20	20		20
OP unit distributions ($0.51 per unit)		(115,390)		(115,390)		(115,390)	(631)
Balance at June 30, 2024	225,197	$2,770,465	$(371)	$2,770,094	$21,322	$2,791,416	$55,930
Distributions to noncontrolling interests in subsidiaries					(130)	(130)
Issuance of OP units, net	612	32,768		32,768		32,768
Issuance of restricted OP units	2
Conversion from OP units to shares	6	324		324		324	(324)
Exercise of OP unit options	186	5,222		5,222		5,222
Amortization of restricted OP units		2,066		2,066		2,066
OP unit compensation expense		808		808		808
Adjustment for Limited Partnership interests of third parties		(10,801)		(10,801)		(10,801)	10,801
Net income (loss)		100,797		100,797	(398)	100,399	551
Other comprehensive income, net			20	20		20
OP unit distributions ($0.51 per unit)		(115,790)		(115,790)		(115,790)	(628)
Balance at September 30, 2024	226,003	$2,785,859	$(351)	$2,785,508	$20,794	$2,806,302	$66,330

See accompanying notes to the unaudited consolidated financial statements

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

				Total			Limited
	General Partner		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interests
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2022	224,603	$2,826,694	$(491)	$2,826,203	$14,178	$2,840,381	$57,419
Distributions paid to noncontrolling interests in subsidiaries					(107)	(107)
Issuance of OP units, net		(91)		(91)		(91)
Issuance of restricted OP units	22
Conversion from OP units to shares	8	361		361		361	(361)
Exercise of OP unit options	39	915		915		915
Amortization of restricted OP units		1,171		1,171		1,171
OP unit compensation expense		730		730		730
Adjustment for Limited Partnership interests of third parties		(8,588)		(8,588)		(8,588)	8,588
Net income (loss)		97,566		97,566	(238)	97,328	614
Other comprehensive income, net			20	20		20
OP unit distributions ($0.49 per unit)		(110,524)		(110,524)		(110,524)	(695)
Balance at March 31, 2023	224,672	$2,808,234	$(471)	$2,807,763	$13,833	$2,821,596	$65,565
Contributions from noncontrolling interests in subsidiaries					797	797
Distributions to noncontrolling interests in subsidiaries					(54)	(54)
Issuance of OP units, net		(55)		(55)		(55)
Issuance of restricted OP units	20
Exercise of OP unit options	105	1,801		1,801		1,801
Amortization of restricted OP units		1,621		1,621		1,621
OP unit compensation expense		692		692		692
Adjustment for Limited Partnership interests of third parties		2,134		2,134		2,134	(2,134)
Net income (loss)		97,879		97,879	(212)	97,667	616
Other comprehensive income, net			20	20		20
OP unit distributions ($0.49 per unit)		(110,585)		(110,585)		(110,585)	(695)
Balance at June 30, 2023	224,797	$2,801,721	$(451)	$2,801,270	$14,364	$2,815,634	$63,352
Distributions to noncontrolling interests in subsidiaries					(89)	(89)
Issuance of OP units, net		(79)		(79)		(79)
Issuance of restricted OP units	4
Conversion from units to shares	58	2,413		2,413		2,413	(2,413)
Amortization of restricted OP units		1,811		1,811		1,811
OP unit compensation expense		701		701		701
Adjustment for Operating Partnership interests of third parties		9,035		9,035		9,035	(9,035)
Net income (loss)		102,645		102,645	(212)	102,433	640
Other comprehensive income, net			20	20		20
OP unit distributions ($0.49 per unit)		(110,613)		(110,613)		(110,613)	(667)
Balance at September 30, 2023	224,859	$2,807,634	$(431)	$2,807,203	$14,063	$2,821,266	$51,877

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$289,994	$299,298
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including amortization of loan procurement costs	155,993	153,783
Non-cash portion of interest expense related to finance leases	(37)	(38)
Equity in earnings of real estate ventures	(1,688)	(4,482)
Cash distributed from real estate ventures	3,453	3,705
Equity compensation expense	8,590	7,530
Accretion of fair market value adjustment of debt	(294)	(714)
Changes in other operating accounts:
Other assets	(12,732)	(10,052)
Accounts payable and accrued expenses	21,906	18,408
Other liabilities	1,223	1,402
Net cash provided by operating activities	$466,408	$468,840
Investing Activities
Acquisitions of storage properties	(20,597)	—
Additions and improvements to storage properties	(33,137)	(31,642)
Development costs	(23,489)	(34,228)
Investments in real estate ventures	(316)	(16)
Cash distributed from real estate ventures	4,678	7,116
Proceeds from sale of real estate, net	—	238
Net cash used in investing activities	$(72,861)	$(58,532)
Financing Activities
Proceeds from:
Revolving credit facility	612,506	614,083
Principal payments on:
Revolving credit facility	(630,606)	(659,783)
Mortgage loans and notes payable	(32,089)	(32,138)
Loan procurement costs	—	(39)
Issuance of OP units, net	32,720	(225)
Cash paid upon vesting of restricted OP units	(1,028)	(804)
Exercise of OP unit options	9,941	2,716
Contributions from noncontrolling interests in subsidiaries	309	797
Distributions paid to noncontrolling interests in subsidiaries	(309)	(250)
Distributions paid to OP unitholders	(347,853)	(333,690)
Net cash used in financing activities	$(356,409)	$(409,333)
Change in cash, cash equivalents and restricted cash	37,138	975
Cash, cash equivalents and restricted cash at beginning of period	8,217	8,925
Cash, cash equivalents and restricted cash at end of period	$45,355	$9,900
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$77,953	$80,299
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$60	$60

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the unaudited consolidated financial statements, the terms “the Company”, “we” or “our” are used to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of September 30, 2024, the Company owned (or partially owned and consolidated) self-storage properties located in the District of Columbia and 24 states throughout the United States, which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of September 30, 2024, the Parent Company owned approximately 99.5% of the partnership interests (“OP Units” or “common units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

The Company typically experiences seasonal fluctuations in the occupancy levels of its stores, which are generally slightly higher during the summer months due to increased moving activity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s combined audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2023, which are included in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	September 30,	December 31,
	2024	2023

	(in thousands)
Land	$1,616,167	$1,594,742
Buildings and improvements	5,588,497	5,517,544
Equipment	141,048	144,372
Construction in progress	34,624	69,010
Right-of-use assets - finance leases	41,945	41,945
Storage properties	7,422,281	7,367,613
Less: Accumulated depreciation	(1,544,603)	(1,416,377)
Storage properties, net	$5,877,678	$5,951,236

The following table summarizes the Company’s acquisition and disposition activity since January 1, 2023.

			Number of	Transaction Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2024 Acquisitions:

Connecticut Assets	Hartford-West Hartford-East Hartford, CT	January 2024	2	$20,200
			2	$20,200

2023 Acquisition:

New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2023	1	$22,000
			1	$22,000

2023 Disposition:

Illinois Asset (1)	Chicago-Naperville-Joliet, IL-IN-WI	December 2023	1	$8,000
			1	$8,000

(1)	This store was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

4. INVESTMENT ACTIVITY

2024 Acquisitions

During the nine months ended September 30, 2024, the Company acquired a two-store portfolio located in Connecticut for an aggregate purchase price of $20.2 million. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $0.9 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2024 was approximately $0.2 million and $0.6 million, respectively.

As of September 30, 2024, the Company had made aggregate deposits of approximately $0.5 million associated with two stores that were under contract to be acquired for an aggregate acquisition price of approximately $22.0 million. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets.

2023 Acquisition

During the year ended December 31, 2023, the Company acquired one store located in New Jersey for a purchase price of $22.0 million. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $2.0 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2024 was approximately $0.5 million and $1.5 million, respectively. No amortization expense related to this store was recognized during the three or nine months ended September 30, 2023.

2023 Dispositions

In August 2023, the Company sold the California Yacht Club, which it purchased in December 2021 as part of the LAACO acquisition, for $0.8 million. A loss of $0.2 million was recognized in conjunction with the sale, which is included in the component of other (expense) income designated as Other for the three and nine months ended September 30, 2023 within the consolidated statements of operations.

Additionally, in December 2023, a store was subject to an involuntary conversion by the Department of Transportation of the State of Illinois. The Company received $8.0 million as consideration and recorded a gain of $4.8 million.

Development Activity

As of September 30, 2024, the Company had invested in consolidated joint ventures to develop two self-storage properties located in New York. Construction for these projects is expected to be completed during the third quarter of 2025. As of September 30, 2024, development costs incurred to date for these projects totaled $18.6 million. Total construction costs for these projects are expected to be $45.7 million. These costs are capitalized to construction in progress while the project is under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company, through two consolidated joint ventures, completed the construction and opened for operation the following stores during the period of January 1, 2023 through September 30, 2024. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Astoria, NY	1	Q2 2024	70%	$45,900
Clark, NJ	1	Q2 2024	90%	15,900
	2			$61,800

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures are summarized as follows (dollars in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	September 30,	December 31,	September 30,	December 31,
Unconsolidated Real Estate Ventures	Interest	2024	2023	2024	2023
Fontana Self Storage, LLC ("Fontana") (1)	50%	1	1	$13,305	$13,575
Rancho Cucamonga Self Storage, LLC ("RCSS") (1)	50%	1	1	20,249	20,679
191 V CUBE LLC ("HVP V")	20%	6	6	11,587	12,759
191 IV CUBE LLC ("HVP IV")	20%	28	28	15,083	17,085
CUBE HHF Northeast Venture LLC ("HHFNE")	10%	13	13	820	951
CUBE HHF Limited Partnership ("HHF")	50%	28	28	31,117	33,239
		77	77	$92,161	$98,288

(1)	On December 9, 2021, the Company completed the acquisition of LAACO, which included a 50% interest in Fontana and RCSS, each of which owns one self-storage property in California. As of the date of acquisition, the Company recognized differences between the Company’s equity investment in Fontana and RCSS and the underlying equity reflected at the venture level. These differences are being amortized over the expected useful life of the self-storage properties owned by the ventures. As of September 30, 2024, the remaining unamortized difference was $12.5 million for Fontana and $18.7 million for RCSS.

As of September 30, 2024, the Company also held a 10% interest in 191 IV CUBE Southeast LLC ("HVPSE"). On August 30, 2022, HVPSE sold all 14 of its stores to an unaffiliated third-party buyer for an aggregate sales price of $235.0 million. During the nine months ended September 30, 2023, the Company received distributions of $1.7 million in excess of its investment in HVPSE from proceeds that were held back at the time of the sale. These distributions are included in Equity in earnings of real estate ventures within the Company’s consolidated statements of operations. As of September 30, 2024, HVPSE had no significant assets or liabilities.

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

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of September 30, 2024 and December 31, 2023.

	September 30,	December 31,
	2024	2023

Assets	(in thousands)
Storage properties, net	$689,642	$715,142
Other assets	21,050	10,382
Total assets	$710,692	$725,524

Liabilities and equity
Debt	$471,915	$470,573
Other liabilities	23,996	18,557
Equity
CubeSmart	60,966	66,446
Joint venture partners	153,815	169,948
Total liabilities and equity	$710,692	$725,524

The following is a summary of results of operations of the Ventures for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Total revenues	$25,395	$25,519	$74,821	$74,139
Operating expenses	(10,362)	(10,642)	(31,277)	(31,707)
Other expenses	(99)	27	(316)	(221)
Interest expense, net	(7,399)	(4,276)	(18,633)	(12,785)
Depreciation and amortization	(7,283)	(7,611)	(22,223)	(23,058)
Net income	$252	$3,017	$2,372	$6,368
Company’s share of net income	$418	$1,141	$1,688	$4,482

6. OTHER ASSETS

Other assets were comprised of the following as of September 30, 2024 and December 31, 2023.

	September 30,	December 31,
	2024	2023

	(in thousands)
Intangible assets, net of accumulated amortization of $2,220 and $164, respectively	$617	$1,806
Accounts receivable, net	9,859	8,944
Prepaid property taxes	9,035	8,171
Prepaid insurance	7,633	4,879
Amounts due from affiliates (see note 15)	19,243	18,045
Assets related to deferred compensation arrangements	64,450	60,038
Right-of-use assets - operating leases	49,682	50,476
Ground lease receivable	6,234	6,193
Other	7,420	4,732
Total other assets, net	$174,173	$163,284

7. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2024	2023	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(8,908)	(10,148)
Less: Loan procurement costs, net	(11,496)	(13,362)
Total unsecured senior notes, net	$2,779,596	$2,776,490

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the three and nine months ended September 30, 2024, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of September 30, 2024, borrowings under the Revolver had an interest rate of 5.99%. Additionally, as of September 30, 2024, $849.4 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the three and nine months ended September 30, 2024, the Operating Partnership was in compliance with all financial covenants of the Second Amended and Restated Credit Facility.

9. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	September 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2024	2023	Interest Rate	Date

	(in thousands)
Annapolis I, MD (1)	$—	$4,703	3.78%	May-24
Brooklyn XV, NY (1)	—	14,746	2.15%	May-24
Long Island City IV, NY (1)	—	11,946	2.15%	May-24
Long Island City II, NY	17,488	17,834	2.25%	Jul-26
Long Island City III, NY	17,491	17,839	2.25%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	89,279	121,368
Plus: Unamortized fair value adjustment	6,154	7,689
Less: Loan procurement costs, net	(645)	(871)
Total mortgage loans and notes payable, net	$94,788	$128,186

(1)	These mortgage loans were repaid in full in May 2024.

As of September 30, 2024 and December 31, 2023, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $234.0 million and $356.1 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of September 30, 2024 (in thousands):

2024	$240
2025	979
2026	33,760
2027	—
2028	—
2029	54,300
Total principal payments	$89,279

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents unrealized losses on interest rate swaps (see note 11). The following table summarizes the changes in accumulated other comprehensive loss for the nine months ended September 30, 2024 (in thousands).

September 30,
2024
(in thousands)
Beginning balance at December 31, 2023	$(413)
Reclassification of realized losses on interest rate swaps (1)	60
Ending balance at September 30, 2024	(353)
Less: portion included in noncontrolling interests in the Operating Partnership	2
Total accumulated other comprehensive loss included in equity	$(351)

(1)	See note 11 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects within its consolidated statements of operations realized and unrealized gains and losses with respect to the derivative. As of September 30, 2024 and December 31, 2023, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the Company’s consolidated balance sheets at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of $300.0 million of outstanding 4.375% senior notes due 2029 (the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars and sixty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three and nine months ended September 30, 2024, respectively. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other financial instruments included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at September 30, 2024 and December 31, 2023.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(in thousands)
Carrying value	$2,874,384	$2,922,776
Fair value	2,671,554	2,631,221

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at September 30, 2024 and December 31, 2023. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

		CubeSmart	September 30, 2024
	Number	Ownership	Total	Total	Related Party
Consolidated Joint Ventures	of Stores	Interest	Assets	Liabilities	Loans (1)

			(in thousands)
New Rochelle Investors, LLC ("New Rochelle")	1	70%	$27,811	$4,511	$3,540
1074 Raritan Road, LLC ("Clark")	1	90%	15,357	9,723	9,489
350 Main Street, LLC ("Port Chester")	1	90%	6,616	404	—
Astoria Investors, LLC ("Astoria")	1	70%	45,499	31,483	29,319
CS Lock Up Anoka, LLC ("Anoka")	1	50%	9,923	5,635	5,540
CS Valley Forge Village Storage, LLC ("VFV")	1	70%	18,728	14,880	14,792
CS Vienna, LLC ("Vienna")	1	80%	30,177	35,337	34,875
SH3, LLC ("SH3")	1	90%	35,911	280	—
	8		$190,022	$102,253	$97,555

(1)	Related party loans represent amounts payable from the joint venture to the Company and are included in total liabilities within the table above. The loans and related party interest have been eliminated for consolidation purposes.

Operating Partnership Ownership

As of September 30, 2024 and December 31, 2023, 1,232,205 and 1,300,462 OP units, respectively, were owned by third parties. The per unit cash redemption amount of the outstanding OP units owned by third parties was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value as of September 30, 2024 and December 31, 2023. The aggregate redemption value of the 1,232,205 OP Units owned by third parties as of September 30, 2024 was $66.3 million.

14. COMMITMENTS AND CONTINGENCIES

Development Commitments

The Company has agreements with developers for the construction of two new self-storage properties (see note 4), which will require payments of approximately $27.8 million, due in installments upon completion of certain construction milestones, during 2024 and 2025.

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

15. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest totaled $1.2 million for each of the three-month periods ended September 30, 2024 and 2023 and totaled $3.6 million each of the nine-month periods ended September 30, 2024 and 2023.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These reimbursements consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $19.2 million and $18.0 million as of September 30, 2024 and December 31, 2023, respectively, and are included in Other assets, net on the consolidated balance sheets. Additionally, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $97.6 million and $86.3 million as of September 30, 2024 and December 31, 2023, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP V, HVPSE, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP V, HVPSE, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVP V, HVPSE, HVP IV and HHFNE or any of their subsidiaries and completion of certain measures as defined in the operating agreements. There were no such fees recognized during the three or nine months ended September 30, 2024 or 2023.

The Company serves as lessor in a ground lease related to land underlying an HVP IV property located in Texas. The Company recognized income associated with this ground lease of $0.1 million during each of the three-month periods ended September 30, 2024 and 2023 and of $0.3 million during each of the nine-month periods ended September 30, 2024 and 2023. This income is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

16. EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(dollars and units in thousands, except per share amounts)
Net income	$100,950	$103,073	$289,994	$299,298
Net income attributable to noncontrolling interests in the Operating Partnership	(551)	(640)	(1,616)	(1,870)
Net loss attributable to noncontrolling interests in subsidiaries	398	212	910	662
Net income attributable to the Company's common shareholders	$100,797	$102,645	$289,288	$298,090

Weighted average basic shares outstanding	226,166	225,467	225,941	225,380
Share options and restricted share units	983	743	864	826
Weighted average diluted shares outstanding (1)	227,149	226,210	226,805	226,206

Basic earnings per share attributable to common shareholders	$0.45	$0.46	$1.28	$1.32
Diluted earnings per share attributable to common shareholders (2)	$0.44	$0.45	$1.28	$1.32

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and OP units owned by third parties have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average outstanding OP units owned by third parties were 1.2 million and 1.3 million for the three and nine months ended September 30, 2024, respectively, compared to 1.4 million for both the three and nine months ended September 30, 2023.

Earnings per unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(dollars and units in thousands, except per unit amounts)
Net income	$100,950	$103,073	$289,994	$299,298
Net loss attributable to noncontrolling interests in subsidiaries	398	212	910	662
Net income attributable to CubeSmart, L.P.	$101,348	$103,285	$290,904	$299,960

Weighted average basic units outstanding (3)	227,403	226,871	227,203	226,795
Unit options and restricted share units	983	743	864	826
Weighted average diluted units outstanding (1) (3)	228,386	227,614	228,067	227,621

Basic earnings per unit attributable to CubeSmart, L.P.	$0.45	$0.46	$1.28	$1.32
Diluted earnings per unit attributable to CubeSmart, L.P. (2)	$0.44	$0.45	$1.28	$1.32

(1)	For the three and nine months ended September 30, 2024, the Company declared cash dividends per common share/unit of $0.51 and $1.53, respectively. For the three and nine months ended September 30, 2023, the Company declared cash dividends per common share/unit of $0.49 and $1.47, respectively.

(2)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per share/unit were 0.7 million for both the three and nine months ended September 30, 2024 as well as both the three and nine months ended September 30, 2023.

(3)	Prior period amounts have been updated to conform to current year presentation.

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

	As of September 30,
	2024	2023
Outstanding OP Units owned by third parties	1,232,205	1,360,549
Outstanding OP Units owned by the General Partner	226,002,624	224,859,021

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of September 30, 2024 and December 31, 2023, we owned (or partially owned and consolidated) 615 self-storage properties containing an aggregate of approximately 44.4 million rentable square feet and 611 self-storage properties containing an aggregate of approximately 44.1 million rentable square feet, respectively. As of September 30, 2024, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of September 30, 2024, we managed 893 stores for third parties (including 77 stores containing an aggregate of approximately 5.6 million rentable square feet as part of six separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 1,508. As of September 30, 2024, we managed stores for third parties in the District of Columbia and the following 40 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in New York, Florida, California and Texas provided approximately 18%, 14%, 11% and 9%, respectively, of total revenues for the nine months ended September 30, 2024.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three and nine months ended September 30, 2024 and 2023.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no stores classified as held for sale as of September 30, 2024.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses) and cash contributions, less cash distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the three and nine months ended September 30, 2024 or 2023.

Differences between the Company’s net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. The Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $31.2 million and $31.8 million as of September 30, 2024 and December 31, 2023, respectively. These differences are amortized over the lives of the self-storage properties owned by the real estate ventures. This amortization is included in Equity in earnings of real estate ventures within our consolidated statements of operations.

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto. Historical results set forth in our consolidated statements of operations reflect only the existing stores for each period presented and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of September 30, 2024, we owned 598 same-store properties and 17 non same-store properties. The non same-store property portfolio results include 2023 and 2024 acquisitions, dispositions, newly developed stores, stores with a significant portion of rentable square footage taken out of service or stores that have not yet reached stabilization as defined above. For analytical presentation, all percentages are calculated using the numbers presented in the unaudited consolidated financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. The following table summarizes the change in the number of owned stores from January 1, 2023 through September 30, 2024:

	2024	2023

Balance - January 1	611	611
Stores acquired	2	—
Balance - March 31	613	611
Stores developed	2	—
Balance - June 30	615	611
Stores acquired	—	—
Balance - September 30	615	611
Stores acquired		1
Stores sold (1)		(1)
Balance - December 31		611

(1)	For the quarter ended December 31, 2023, relates to one store that was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Property Portfolio		Eliminations		Total Portfolio
				%								%
	2024	2023	Change	Change	2024	2023	2024	2023	2024	2023	Change	Change
REVENUES:
Rental income	$224,958	$227,926	$(2,968)	(1.3)%	$5,996	$4,542	$—	$—	$230,954	$232,468	$(1,514)	(0.7)%
Other property related income	11,067	9,927	1,140	11.5%	757	215	17,444	15,715	29,268	25,857	3,411	13.2%
Property management fee income	—	—	—	0.0%	—	—	10,668	9,551	10,668	9,551	1,117	11.7%
Total revenues	236,025	237,853	(1,828)	(0.8)%	6,753	4,757	28,112	25,266	270,890	267,876	3,014	1.1%

OPERATING EXPENSES:
Property operating expenses	69,020	65,556	3,464	5.3%	2,485	1,855	10,363	10,135	81,868	77,546	4,322	5.6%
NET OPERATING INCOME:	167,005	172,297	(5,292)	(3.1)%	4,268	2,902	17,749	15,131	189,022	190,330	(1,308)	(0.7)%

Store count	598	598			17	13			615	611
Total square feet	42,990	42,990			1,444	1,108			44,434	44,098
Period end occupancy	90.2%	91.3%			74.5%	71.2%			89.7%	90.7%
Period average occupancy	90.8%	92.0%
Realized annual rent per occupied sq. ft. (1)	$23.05	$23.06

Depreciation and amortization									51,210	49,985	1,225	2.5%
General and administrative									14,265	14,060	205	1.5%
Subtotal									65,475	64,045	1,430	2.2%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(22,750)	(23,204)	454	2.0%
Loan procurement amortization expense									(986)	(1,030)	44	4.3%
Equity in earnings of real estate ventures									418	1,141	(723)	(63.4)%
Other									721	(119)	840	705.9%
Total other (expense) income									(22,597)	(23,212)	615	2.6%
NET INCOME									100,950	103,073	(2,123)	(2.1)%
Net income attributable to noncontrolling interests in the Operating Partnership									(551)	(640)	89	13.9%
Net loss attributable to noncontrolling interests in subsidiaries									398	212	186	87.7%
NET INCOME ATTRIBUTABLE TO THE COMPANY'S COMMON SHAREHOLDERS									$100,797	$102,645	$(1,848)	(1.8)%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Revenues increased from $267.9 million for the three months ended September 30, 2023 to $270.9 million for the three months ended September 30, 2024, an increase of $3.0 million, or 1.1%. This increase was primarily attributable to additional revenues from stores acquired or opened in 2023 and 2024 included in our non same-store portfolio, an increase in fee income, increased customer storage protection plan participation at our owned and managed stores, and an increase in property management fee income due to an increase in the number of stores under management.

Operating Expenses

Property operating expenses increased from $77.5 million for the three months ended September 30, 2023 to $81.9 million for the three months ended September 30, 2024, an increase of $4.3 million, or 5.6%. This increase was primarily attributable to an increase in advertising costs within our same-store portfolio and additional expenses from stores acquired or opened in 2023 and 2024 included in our non same-store portfolio.

Other (Expense) Income

Interest expense on loans decreased from $23.2 million during the three months ended September 30, 2023 to $22.8 million during the three months ended September 30, 2024, a decrease of $0.5 million, or 2.0%. The decrease was attributable to a decrease in the average outstanding debt balance and lower interest rates during the 2024 period compared to the 2023 period. The average outstanding debt balance decreased from $3.00 billion during the three months ended September 30, 2023 to $2.94 billion during the three months ended September 30, 2024. The weighted average effective interest rate on our outstanding debt decreased from 3.04% during the three months ended September 30, 2023 to 2.99% for the three months ended September 30, 2024.

.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Property Portfolio		Eliminations		Total Portfolio
				%								%
	2024	2023	Change	Change	2024	2023	2024	2023	2024	2023	Change	Change
REVENUES:
Rental income	$665,743	$669,257	$(3,514)	(0.5)%	$17,192	$12,705	$—	$—	$682,935	$681,962	$973	0.1%
Other property related income	31,927	29,497	2,430	8.2%	1,663	572	50,952	45,932	84,542	76,001	8,541	11.2%
Property management fee income	—	—	—	0.0%	—	—	31,028	27,246	31,028	27,246	3,782	13.9%
Total revenues	697,670	698,754	(1,084)	(0.2)%	18,855	13,277	81,980	73,178	798,505	785,209	13,296	1.7%

OPERATING EXPENSES:
Property operating expenses	200,268	191,012	9,256	4.8%	6,988	5,154	34,746	27,328	242,002	223,494	18,508	8.3%
NET OPERATING INCOME:	497,402	507,742	(10,340)	(2.0)%	11,867	8,123	47,234	45,850	556,503	561,715	(5,212)	(0.9)%

Store count	598	598			17	13			615	611
Total square footage	42,990	42,990			1,444	1,108			44,434	44,098
Period end occupancy	90.2%	91.3%			74.5%	71.2%			89.7%	90.7%
Period average occupancy	90.9%	92.0%
Realized annual rent per occupied sq. ft. (1)	$22.73	$22.57

Depreciation and amortization									152,962	150,672	2,290	1.5%
General and administrative									44,512	43,059	1,453	3.4%
Subtotal									197,474	193,731	3,743	1.9%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(68,436)	(70,439)	2,003	2.8%
Loan procurement amortization expense									(3,031)	(3,111)	80	2.6%
Equity in earnings of real estate ventures									1,688	4,482	(2,794)	(62.3)%
Other									744	382	362	94.8%
Total other expense									(69,035)	(68,686)	(349)	(0.5)%

NET INCOME									289,994	299,298	(9,304)	(3.1)%
Net income attributable to noncontrolling interests in the Operating Partnership									(1,616)	(1,870)	254	13.6%
Net loss attributable to noncontrolling interests in subsidiaries									910	662	248	37.5%
NET INCOME ATTRIBUTABLE TO THE COMPANY'S COMMON SHAREHOLDERS									$289,288	$298,090	$(8,802)	(3.0)%

(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Revenues increased from $785.2 million for the nine months ended September 30, 2023 to $798.5 million for the nine months ended September 30, 2024, an increase of $13.3 million, or 1.7%. This increase was primarily attributable to additional revenues from stores acquired or opened in 2023 and 2024 included in our non same-store portfolio, an increase in fee income, increased customer storage protection plan participation at our owned and managed stores, and an increase in property management fee income due to an increase in the number of stores under management.

Operating Expenses

Property operating expenses increased from $223.5 million for the nine months ended September 30, 2023 to $242.0 million for the nine months ended September 30, 2024, an increase of $18.5 million, or 8.3%. This increase was primarily attributable to an increase in employee medical coverage, additional expenses from stores acquired or opened in 2023 and 2024 included in our non same-store portfolio, and increases in property taxes and insurance as well as advertising and personnel expense within our same-store portfolio.

Other (Expense) Income

Interest expense on loans decreased from $70.4 million during the nine months ended September 30, 2023 to $68.4 million during the nine months ended September 30, 2024, a decrease of $2.0 million, or 2.8%. The decrease was attributable to a decrease in the average outstanding debt balance and lower interest rates during the 2024 period compared to the 2023 period. The average outstanding debt balance decreased from $3.03 billion during the nine months ended September 30, 2023 to $2.97 billion during the nine months ended September 30, 2024. The weighted average effective interest rate on our outstanding debt decreased from 3.05% during the nine months ended September 30, 2023 to 3.01% for the nine months ended September 30, 2024.

Equity in earnings of real estate ventures decreased from $4.5 million during the nine months ended September 30, 2023 to $1.7 million for the nine months ended September 30, 2024, a decrease of $2.8 million, or 62.3%. The decrease was primarily due to distributions in excess of our equity investment in 191 IV CUBE Southeast LLC (“HVPSE”) during the nine months ended September 30, 2023. There were no such distributions during the 2024 period.

Cash Flows

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

A comparison of cash flows from operating, investing and financing activities for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
Net cash provided by (used in):	2024	2023	Change

	(in thousands)

Operating activities	$466,408	$468,840	$(2,432)
Investing activities	$(72,861)	$(58,532)	$(14,329)
Financing activities	$(356,409)	$(409,333)	$52,924

Cash provided by operating activities decreased from $468.8 million for the nine months ended September 30, 2023 to $466.4 million for the nine months ended September 30, 2024, reflecting a decrease of $2.4 million. The decreased cash flow from operating activities was primarily attributable to decreased net operating income levels in the same-store portfolio in the 2024 period as compared to the corresponding 2023 period. This decrease was partially offset by increased cash flow from stores acquired and developed in 2023 and 2024.

Cash used in investing activities increased from $58.5 million for the nine months ended September 30, 2023 to $72.9 million for the nine months ended September 30, 2024, reflecting an increase of $14.3 million. This change was primarily the result of a $20.6 million increase in acquisitions of storage properties. We acquired two stores during the nine months ended September 30, 2024, with no acquisitions during the corresponding 2023 period. This increase was partially offset by a $10.7 million decrease in development costs, primarily due to the payment during the 2023 period of a put liability associated with a previously consolidated joint venture.

Cash used in financing activities decreased from $409.3 million for the nine months ended September 30, 2023 to $356.4 million for the nine months ended September 30, 2024, reflecting a decrease of $52.9 million. This change was primarily the result of a $32.9 million increase in proceeds received from the issuance of common shares due to the sale of 0.6 million common shares through our at-the-market equity program during the 2024 period. There were no such transactions during the 2023 period. The change was also due to a $27.6 million reduction in net repayments on our revolving credit facility during the 2024 period as compared to the corresponding 2023 period. These changes were partially offset by a $14.2 million increase in cash distributions paid to common shareholders and noncontrolling interests in the Operating Partnership due to an increase in the common divided per share/unit.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the acquisition and development of new stores. These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2024 fiscal year, we expect recurring capital expenditures to be approximately $3.0 million to $8.0 million, planned capital improvements and store upgrades to be approximately $1.5 million to $6.5 million and costs associated with the development of new stores to be approximately $2.0 to $7.0 million. Our currently scheduled principal payments on our outstanding debt are approximately $0.2 million for the remainder of 2024.

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

As of September 30, 2024, we had approximately $43.5 million in available cash and cash equivalents. In addition, we had approximately $849.4 million of availability for borrowings under our Revolver.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2024	2023	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(8,908)	(10,148)
Less: Loan procurement costs, net	(11,496)	(13,362)
Total unsecured senior notes, net	$2,779,596	$2,776,490

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the three and nine months ended September 30, 2024, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of September 30, 2024, borrowings under the Revolver had an interest rate of 5.99%. Additionally, as of September 30, 2024, $849.4 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the three and nine months ended September 30, 2024, the Operating Partnership was in compliance with all financial covenants of the Second Amended and Restated Credit Facility.

At-the-Market Equity Program

We maintain an at-the-market equity program that enables us to offer and sell up to 60.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

During the three months ended September 30, 2024, we sold a total of 0.6 million common shares at an average sales price of $54.20 per share, resulting in net proceeds of $32.8 million, after deducting offering costs. We expect that the proceeds from the 2024 sales under the program will be used to fund the acquisition and development of self-storage properties and for general corporate purposes. As of September 30, 2024, 5.2 million common shares remained available for issuance under the Equity Distribution Agreements.

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

We believe NOI is useful to investors in evaluating our operating performance because:

●	it is one of the primary measures used by our management to evaluate the economic productivity of our stores, including our ability to lease our stores, increase pricing and occupancy and control our property operating expenses;

●	it is widely used in the real estate and self-storage industries to measure the performance and value of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets; and

●	it helps our investors to meaningfully compare the results of our operating performance from period to period by removing the impact of our capital structure (primarily interest expense on our outstanding indebtedness) and depreciation of our basis in our assets from our operating results.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO attributable to the Company’s common shareholders and third-party OP unitholders for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Net income attributable to the Company’s common shareholders	$100,797	$102,645	$289,288	$298,090

Add (deduct):
Real estate depreciation and amortization:
Real property	49,639	48,404	148,324	146,218
Company’s share of unconsolidated real estate ventures	2,025	2,104	6,163	6,353
Loss (gain) from sales of real estate, net (1)	—	236	—	(1,477)
Net income attributable to noncontrolling interests in the Operating Partnership	551	640	1,616	1,870
FFO attributable to the Company's common shareholders and third-party OP unitholders	$153,012	$154,029	$445,391	$451,054

Weighted average diluted shares outstanding	227,149	226,210	226,805	226,206
Weighted average diluted units outstanding owned by third parties	1,237	1,404	1,262	1,415
Weighted average diluted shares and units outstanding	228,386	227,614	228,067	227,621

(1)	For the three months ended September 30, 2023, represents a loss related to the sale of the California Yacht Club, which was acquired in 2021 as part of the Company's acquisition of LAACO, Ltd. This amount is included in the component of other (expense) income designated as Other within our consolidated statements of operations. For the nine months ended September 30, 2023, includes distributions received in excess of our investment in HVPSE. This amount is included in Equity in earnings of real estate ventures within our consolidated statements of operations.

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

As of September 30, 2024, our consolidated debt consisted of $2.89 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Borrowings under our unsecured credit facility are subject to floating rates. Changes in market interest rates have different impacts on the fixed- and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $109.7 million. If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $114.9 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended September 30, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	643	$43.96	N/A	3,000,000
August 1 - August 31	—	$—	N/A	3,000,000
September 1 - September 30	—	$—	N/A	3,000,000
Total	643	$43.96	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

On June 26, 2007, the Board of Trustees of the Parent Company (the “Board”) approved a share repurchase program for up to 3.0 million of the Parent Company’s outstanding common shares. Unless terminated earlier by resolution of the Board, the program will expire when the number of authorized shares has been repurchased. The Parent Company has made no repurchases under this program to date.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2024, the Parent Company issued 6,000 common shares upon redemption of an equal number of OP Units in the Operating Partnership held by a limited partner. The issuance of such common shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended September 30, 2024, none of our trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended September 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

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

CUBESMART
(Registrant)

Date: November 1, 2024	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2024	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2024	By:	/s/ Matthew D. DeNarie

Matthew D. DeNarie, Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

, L.P
CUBESMART, L.P.
(Registrant)

Date: November 1, 2024	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2024	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2024	By:	/s/ Matthew D. DeNarie

Matthew D. DeNarie, Chief Accounting Officer
(Principal Accounting Officer)