Form 10-K
period 2024-12-31
CubeSmart; CubeSmart, L.P.
filed 2025-02-28
CIK 1298675, 1300485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of CubeSmart’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of CubeSmart was $10,135,574,115. As of February 26, 2025, the number of common shares of CubeSmart outstanding was 227,880,222.

As of June 28, 2024 the last business day of CubeSmart, L.P.’s most recently completed second fiscal quarter, the aggregate market value of the 1,238,205 units of limited partnership (the “OP Units”) held by non-affiliates of CubeSmart, L.P. was $55,929,720 based upon the last reported sale price of $45.17 per share on the New York Stock Exchange on June 28, 2024 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all OP Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference: Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2024 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust (“REIT”), that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2024, owned a 99.5% interest in the Operating Partnership. The remaining 0.5% interest consists of OP Units issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report. Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

●	adverse changes in economic conditions in the real estate industry and in the markets in which we own and operate self-storage properties;

●	the effect of competition from existing and new self-storage properties and operators on our ability to maintain or raise occupancy and rental rates;

●	the failure to execute our business plan;

●	adverse consumer impacts and declines in general economic conditions from inflation, rising interest rates and wage stagnation including the impact on the demand for self-storage, rental rates and fees and rent collection levels;

●	reduced availability and increased costs of external sources of capital;

●	financing risks, including rising interest rates, the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing or future debt;

●	counterparty non-performance related to the use of derivative financial instruments;

●	risks related to our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

●	the failure of acquisitions and developments to close on expected terms, or at all, or to perform as expected;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

●	reductions in asset valuations and related impairment charges;

●	negative publicity relating to our business or industry, which could adversely affect our reputation;

●	increases in operating costs, including, without limitation, insurance, utility and other general expenses, which could adversely affect our financial results;

●	cybersecurity breaches, cyber or ransomware attacks or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships or result in fraudulent payments;

●	risks associated with generative artificial intelligence tools and large language models and the conclusions that these tools and models may draw about our business and prospects in connection with the dissemination of negative opinions, characterizations or disinformation;

●	changes in real estate, zoning, use and occupancy laws or regulations;

●	risks related to or consequences of earthquakes, hurricanes, windstorms, floods, wildfires, other natural disasters or acts of violence, pandemics, active shooters, terrorism, insurrection or war that impact the markets in which we operate;

●	potential environmental and other material liabilities;

●	governmental, administrative and executive orders, regulations and laws, which could adversely impact our business operations and customer and employee relationships;

●	uninsured or uninsurable losses and the ability to obtain insurance coverage, indemnity or recovery from insurance against risks and losses;

●	changes in the availability of and the cost of labor;

●	other factors affecting the real estate industry generally or the self-storage industry in particular; and

●	other risks identified in this Report and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

ITEM 1. BUSINESS

Overview

We are a self-administered and self-managed real estate company focused primarily on the ownership, operation, development, management and acquisition of self-storage properties in the United States.

As of December 31, 2024, we owned (or partially owned and consolidated) 631 self-storage properties located in 25 states and in the District of Columbia containing an aggregate of approximately 45.8 million rentable square feet. As of December 31, 2024, approximately 88.8% of the rentable square footage at our owned stores was leased to approximately 385,000 customers, and no single customer represented a significant concentration of our revenues. As of December 31, 2024, we owned stores in the District of Columbia and the following 25 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of December 31, 2024, we managed 902 stores for third parties (including 77 stores containing an aggregate of approximately 5.6 million net rentable square feet as part of six separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 1,533. As of December 31, 2024, we managed stores for third parties in the following 40 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

Our self-storage properties are designed to offer affordable and easily-accessible storage space to residential and commercial customers, with features such as wide aisles and load-bearing capabilities for large truck access. Customers rent storage cubes for their exclusive use, typically on a month-to-month basis. We offer climate-controlled cubes at 529, or approximately 83.8%, of our owned stores, and some of our stores offer outside storage areas for vehicles and boats. All of our stores have a storage associate or automated kiosk available to assist our customers during business hours, and many of our owned stores have a manager who resides in an apartment at the store. Our customers can access their storage cubes during business hours, and some of our stores provide customers with 24-hour access through computer-controlled access systems. Our goal is to provide customers with the highest standard of physical attributes and service in the industry.

The Parent Company was formed in July 2004 as a Maryland REIT. The Parent Company owns its assets and conducts its business through the Operating Partnership, and its subsidiaries. The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2024, owned a 99.5% interest in the Operating Partnership. The Operating Partnership was formed in July 2004 as a Delaware limited partnership and has been engaged in virtually all aspects of the self-storage business, including the ownership, operation, development, management, and acquisition of self-storage properties.

Acquisition and Disposition Activity

As of December 31, 2024 and 2023, we owned (or partially owned and consolidated) 631 and 611 stores, respectively, that contained an aggregate of 45.8 million and 44.1 million rentable square feet with occupancy levels of 88.8% and 89.8%, respectively. Additional information about our stores is included in Item 2 of this Report. The following is a summary of our 2024, 2023 and 2022 acquisition and disposition activity:

			Number of	Transaction Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2024 Acquisitions:

Connecticut Assets	Hartford-West Hartford-East Hartford, CT	January 2024	2	$20,200
Oregon Asset	Portland-Vancouver-Beaverton, OR-WA	November 2024	1	10,450
Pennsylvania Asset	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	November 2024	1	11,500
Hines Portfolio (1)	Dallas-Fort Worth-Arlington, TX	December 2024	14	157,250
			18	$199,400

2023 Acquisition:

New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2023	1	$22,000
			1	$22,000

2023 Disposition:

Illinois Asset (2)	Chicago-Naperville-Joliet, IL-IN-WI	December 2023	1	$8,000
			1	$8,000

2022 Acquisitions:

Maryland Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	February 2022	1	$32,000
Texas Asset	San Antonio, TX	June 2022	1	23,000
Georgia Asset	Atlanta, GA	July 2022	1	20,700
			3	$75,700

(1)	These stores are owned by consolidated joint ventures in which we acquired an 85% ownership interest. Transaction price represents the acquisition of this ownership interest.

(2)	This store was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of December 31, 2024, 2023 and 2022, we owned (or partially owned and consolidated) 631, 611, and 611 self-storage properties and related assets, respectively. The following table summarizes the change in number of owned stores from January 1, 2022 through December 31, 2024:

	2024	2023	2022

Balance - January 1	611	611	607
Stores acquired	2	—	1
Balance - March 31	613	611	608
Stores acquired	—	—	1
Stores developed	2	—	1
Stores combined (1)	—	—	(1)
Balance - June 30	615	611	609
Stores acquired	—	—	1
Stores developed	—	—	1
Balance - September 30	615	611	611
Stores acquired (2)	16	1	—
Stores sold (3)	—	(1)	—
Balance - December 31	631	611	611

(1)	During the quarter ended June 30, 2022, we completed development of a new store located in Vienna, VA for approximately $21.8 million. The developed store is located adjacent to an existing consolidated joint venture store. Given this proximity, the developed store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

(2)	For the quarter ended December 31, 2024, includes 14 stores owned by consolidated joint ventures in which we acquired an 85% ownership interest.

(3)	For the quarter ended December 31, 2023, relates to one store that was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

Financing and Investing Activities

The following summarizes certain financing and investing activities during the year ended December 31, 2024:

●	Acquisition Activity. We acquired an 85% ownership interest in seven consolidated joint ventures that collectively own 14 stores located in Texas (the “Hines Portfolio”) for a purchase price of $157.3 million.

We also acquired four additional stores located in Connecticut (2), Oregon (1) and Pennsylvania (1) for an aggregate purchase price of approximately $42.2 million.

●	Development Activity. We completed construction of and opened for operation two joint venture development properties located in New Jersey (1) and New York (1) for a total cost of $61.8 million. As of December 31, 2024, we had two joint venture development properties under construction, both located in New York, which are expected to be completed by the third quarter of 2025. As of December 31, 2024, we had invested $12.7 million of an expected $36.9 million related to these two projects.

●	Mortgage Loan Activity. We repaid three mortgage loans with an aggregate outstanding principal balance of $31.1 million. Additionally, the Hines Portfolio is encumbered by two mortgage loans with aggregate outstanding principal amounts totaling $115.4 million at the time of acquisition.

●	At-The-Market Equity Program Activity. Under our at-the-market equity program, we sold a total of 2.3 million common shares at an average sales price of $51.25 per share, resulting in net proceeds of $118.3 million for the year, after deducting offering costs. As of December 31, 2024, 3.5 million common shares remained available for sale under the program. We used the proceeds from the 2024 sales under the program to fund the acquisition and development of self-storage properties and for general corporate purposes.

Business Strategy

Our business strategy consists of several elements:

●	Maximize cash flow from our stores — We utilize our operating systems and experienced personnel to manage the balance between rental rates, discounts and physical occupancy with an objective of maximizing our rental revenue.

●	Acquire stores within targeted markets — During 2025, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic and market fundamentals and demand for storage in excess of storage capacity. We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry. In the past, we have formed joint ventures with unaffiliated third parties, and in the future we may form additional joint ventures, to facilitate the funding of future developments or acquisitions.

●	Dispose of stores — During 2025, we intend to continue to evaluate opportunities to dispose of assets that have unattractive risk-adjusted returns. We intend to use proceeds from these transactions to fund self-storage property acquisitions within targeted markets and for general corporate purposes.

●	Grow our third-party management business — We intend to pursue additional third-party management opportunities and leverage our current platform to take advantage of consolidation in the industry. We plan to utilize our relationships with third-party owners to help source future acquisitions and other investment opportunities.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage properties. Our investment committee is comprised of four executive officers who oversee our investment process. Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, the approval of our Board of Trustees (the “Board”)), final due diligence and documentation. Through our investment committee, we intend to focus on the following criteria:

●	Targeted markets — Our targeted markets include areas where we currently maintain management resources that can be extended to additional stores, or where we believe that we can acquire a significant number of stores over time. We evaluate both the broader market and the immediate trade area, typically three miles around the store, for its ability to support above-average demographic growth. We seek to increase our presence primarily in areas with strong demographics and growth, including, but not exclusively limited to, major metropolitan regions within the United States.

●	Quality of store — We focus on self-storage properties that have good visibility, ease of access, quality construction, and are located near retail centers, which typically provide high traffic corridors and are generally located near residential communities and commercial customers.

●	Growth potential — We target acquisitions that offer growth potential through increased operating efficiencies and, in some cases, through additional leasing efforts, renovations or expansions. In addition to acquiring single stores, we seek to invest in portfolio acquisitions, including those offering significant potential for increased operating efficiency and economies of scale.

Segment

We have one operating segment: we own, operate, develop, manage and acquire self-storage properties.

Concentration

Our self-storage properties are located in major metropolitan areas as well as suburban areas and have numerous customers per store. No single customer represented a significant concentration of our 2024 revenues. Our stores in New York, Florida, California and Texas provided approximately 18%, 14%, 11% and 9%, respectively, of our total revenues for the year ended December 31, 2024. Our stores in New York, Florida, California and Texas provided approximately 17%, 15%, 11% and 9%, respectively, of our total revenues for the year ended December 31, 2023. Our stores in New York, Florida, California and Texas provided approximately 16%, 15%, 11% and 9%, respectively, of our total revenues for the year ended December 31, 2022.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our stores, which are generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

We maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders. As of December 31, 2024, our debt to total enterprise value ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 23.3% compared to approximately 21.8% as of December 31, 2023. Our ratio of debt to the undepreciated cost of our total assets as of December 31, 2024 was approximately 37.4% compared to approximately 38.2% as of December 31, 2023. We expect to finance additional investments in self-storage properties through the most attractive sources of capital available at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility, subject to limitations on incurrence of indebtedness under our unsecured credit facilities and the indenture that governs our unsecured notes. These capital sources may include existing cash, borrowings under our revolving credit facility, additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, additional issuances of debt securities, issuances of common or preferred units in our Operating Partnership in exchange for contributed properties and formations of joint ventures. We also may sell stores that have unattractive risk-adjusted returns and use the sales proceeds to fund other acquisitions.

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

Our key competitors include local and regional operators as well as other public self-storage REITs, including, but not limited to, Public Storage, Extra Space Storage Inc., and National Storage Affiliates Trust. These companies, some of which operate significantly more stores than we do and have greater resources than we have, and other entities may be able to accept more risk than we determine is prudent for us, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices. This competition may reduce the number of suitable acquisition opportunities available to us, increase the price required to acquire stores and reduce the demand for self-storage space at our stores. Nevertheless, we believe that our experience in owning, operating, developing, managing, acquiring, and obtaining financing for self-storage properties should enable us to compete effectively.

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

Insurance

We carry comprehensive liability, fire, casualty, extended coverage and rental loss insurance covering all of the properties in our portfolio. We also carry environmental insurance coverage on certain stores in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from civil unrest, riots, war or acts of God, pandemics, and, in some cases, flood and environmental hazards, because such coverage is either not available or not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorism, hurricanes, floods, earthquakes and windstorms, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. Additionally, we use a combination of insurance products, some of which include deductibles and self-insured retention amounts, to provide risk mitigation for potential liabilities associated with automobiles, workers’ compensation, employment practices, workplace violence, general contractors, cyber risks, crime, directors and officers, employee health-care benefits, fiduciary obligations, managerial errors and omissions, and personal injuries that might be sustained at our stores.

Offices

Our principal executive offices are located at 5 Old Lancaster Road, Malvern, PA 19355. Our telephone number is (610) 535-5000.

Human Capital

At CubeSmart, we refer to our employees as teammates because collaboration towards shared goals defines our workplace. We care deeply about the experience our teammates have working with us. The CubeSmart work experience takes a holistic approach to our teammates’ total wellbeing. Our teammate value proposition includes promoting a sense of belonging to a team; providing opportunities to make a meaningful difference at work and in our communities; supporting ongoing personal and professional development; and offering competitive pay and rewards.

As of December 31, 2024, we employed 3,104 teammates, all within the United States. Of our total teammate population, approximately 88% were hourly and approximately 12% were salaried. We have no union presence or collective bargaining agreements. Our average teammate tenure as of December 31, 2024 was 3.7 years.

Company Culture and Teammate Experience

We measure our teammates’ experience each year through our Teammate Engagement Survey. In 2024, our annual engagement survey participation rate was 91%. Results are communicated within individual teams to share what we learned and discuss both the positive aspects about working at CubeSmart and where we have opportunities to improve. Leaders with team engagement below a certain threshold are provided with coaching and set goals for improvement. In addition to the survey and our focused support for teams who need it, we have ongoing conversations and commit to continuous improvement.

Teammate Development and Wellbeing

As part of our culture, we seek to help teammates grow with us and leverage their development both at CubeSmart and beyond. We believe in providing all teammates with training and development opportunities to succeed in their role. We plan, design, and deliver training programs for all levels of the organization, from orientation and general job skills to enhancing leadership capabilities through skills training and mentoring. In 2024, we provided an average of 15 hours of training per teammate.

When recruiting new teammates, our talent acquisition team engages with our store management teams and corporate leaders to identify a pool of potential candidates to serve our customers and deliver best-in-class customer service. We recruited, hired and trained 1,460 teammates during the year ended December 31, 2024. Teammate referrals were a significant source of the candidates we hired, accounting for 18% of our new teammates. Additionally, 352 teammates were promoted and/or transitioned into new roles to further their career development.

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

Teammate Composition

As of December 31, 2024, of our total teammate population, 54% were female and 46% were male. Approximately 45% have self-identified as Black or African American, Hispanic or Latino, Asian, American Indian, or of two or more races. The average teammate age was 43.

At CubeSmart, we respect, value and celebrate the unique attributes, characteristics and perspectives that make each teammate who they are. Our goal for CubeSmart is to be a place where people feel supported, listened to, and able to do their personal best. Our Philosophy Regarding Respect in the Workplace defines our approach to creating a collaborative work environment. Our Policy on Inclusion can be found in the Corporate Responsibility section of our internet website (www.cubesmart.com). Nothing on our website, including our polices or sections thereof, shall be deemed incorporated by reference into this Annual Report.

Sustainability

We are focused on building the company for the long term to generate sustainable growth. To that end, we have established a cross-functional Environmental, Social, & Governance (“ESG”) committee responsible for establishing our sustainability priorities and objectives. Management regularly evaluates sustainability risks faced by our portfolio and believe the low obsolescence, geographic diversification, and low emissions of our portfolio help to mitigate those risks. Our senior management team reports annually to the Board on the status of our ESG program, our progress against the goals we’ve set, and provides updates on the various initiatives we’ve undertaken to improve our sustainability. Our efforts to enact change are highlighted by our sustainability targets which look to track improvements across key ESG metrics and are aligned to the United Nations Sustainable Development Goals.

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

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, inflation, deflation, interest rates, tax rates and fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability. Our results of operations are also sensitive to changes in the residential housing market, as adverse changes in this market could reduce consumer demand.

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

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors. Our stores in New York, Florida, California and Texas accounted for approximately 18%, 14%, 11% and 9%, respectively, of our total 2024 revenues. As a result of this geographic concentration of our stores, we are particularly susceptible to adverse market conditions in these areas. Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate, could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

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

We derive revenues principally from rents received from customers who rent cubes at our self-storage properties under month-to-month leases and fees earned from managing stores. Any delay in re-leasing cubes as vacancies arise would reduce our revenues and harm our operating results. In addition, lower than expected rental rates upon re-leasing could adversely affect our revenues and impede our growth.

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

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our stores. We compete with numerous developers, owners and operators of self-storage properties, including other REITs, some of which own or may in the future own stores similar to ours in the same submarkets in which our stores are located and some of which may have greater capital resources. In addition, due to the relatively low cost of each individual self-storage property, other developers, owners and operators have the capability to build additional stores that may compete with our stores.

If our competitors build new stores that compete with our stores or offer self-storage space at rental rates near or below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire. As a result, our financial condition, cash flow, cash available for distribution, market price of our shares and ability to satisfy our debt service obligations could be materially adversely affected. In addition, increased competition for customers may require us to make capital improvements to our stores that we would not have otherwise made. Any unbudgeted capital improvements we undertake may reduce cash available for distributions to our shareholders or for satisfaction of our debt service obligations.

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

Additionally, we use a combination of insurance products, some of which include deductibles and self-insured retention amounts, to provide risk mitigation for potential liabilities associated with automobiles, workers’ compensation, employment practices, workplace violence, general contractors, cyber risks, crime, directors and officers, employee health-care benefits, fiduciary obligations, managerial errors and omissions, and personal injuries that might be sustained at our stores. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience and actuarial assumptions. Our results of operations could be materially impacted by claims and other expenses related to such insurance plans if future occurrences and claims differ from these assumptions and historical trends.

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

We are increasingly dependent upon automated information technology processes, including artificial intelligence, and internet commerce, and many of our new customers come from the telephone or over the internet. Moreover, the nature of our business involves the receipt and retention of personal information about our customers. We also rely extensively on third-party vendors to retain data, host software, process transactions and provide other systems and services. These systems, and our systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware, ransomware and other destructive or disruptive security breaches and catastrophic events, such as a natural disaster or a terrorist event or cyber-attack. In addition, experienced computer programmers and hackers may be able to penetrate our security systems and misappropriate or make unavailable to us our confidential information, create system disruptions or cause shutdowns, whether due to malfeasance or human error. Such data security breaches as well as system disruptions and shutdowns could result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing at our stores. Even if we are not targeted directly, cyberattacks on the U.S. government, financial markets, financial institutions, or other businesses, including our tenants, vendors, software creators, cloud providers, cybersecurity service providers, and other third parties with whom we work, may occur, and such events could disrupt our normal business operations and networks in the future.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, proprietary, confidential, and/or sensitive information of us or our tenants could be leaked, disclosed, or revealed as a result of or in connection with the use of generative artificial intelligence technologies.

We currently incorporate artificial intelligence solutions into our business, and applications of artificial intelligence may become more important in our operations over time. Our competitors or other third parties may incorporate artificial intelligence into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the types of information that artificial intelligence applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected.

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

Our executive team, including our named executive officers, has extensive self-storage, real estate and public company experience. As previously announced, our Chief Operating Officer is scheduled to retire in 2025. Our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and Chief Human Resources Officer are parties to the Company’s executive severance plan, however, we cannot provide assurance that any of them will remain in our employment. The loss of services of one or more members of our senior management team could adversely affect our operations and our future growth.

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

As of December 31, 2024, we had 2,604 property-level personnel involved in the management and operation of our stores. The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our store managers are contributing factors to our ability to maximize our income and to achieve the highest sustainable rent levels at each of our stores.

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

The market value of our equity securities is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash distributions. In light of the recent proliferation of generative artificial intelligence tools and large language models, there is also a risk that the dissemination of negative opinions or characterizations or disinformation may negatively impact the conclusions that these tools and models draw about our business, prospects and share price. Consequently, our equity securities may trade at prices that are higher or lower than our net asset value per equity security. If our future earnings or cash distributions are less than expected, it is likely that the market price of our equity securities will diminish.

The market price of our common shares has been, and may continue to be, particularly volatile, and our shareholders may be unable to resell their shares at a profit.

The market price of our common shares has been subject to fluctuation and may continue to fluctuate or decline. Between January 1, 2022 and December 31, 2024, the closing price per share of our common shares has ranged from a high of $54.82 (on January 3, 2022) to a low of $33.28 (on October 25, 2023). In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our share price is volatile, we may become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business.

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

ESG issues may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

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

Further, different stakeholder groups have divergent views on ESG matters, and anti-ESG sentiment exists. This divergence of views increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders.

Any failure to achieve stakeholder expectations regarding ESG matters, any perception (whether or not valid) of our failure to act responsibly with respect to the environmental, social, or governance issues, or to effectively respond to new, or changes in, legal or regulatory requirements concerning ESG matters, or increased operating costs due to increased regulation or environmental causes could adversely affect our business, financial condition, results of operations, access to capital and reputation and increase our risk of litigation.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition, and share price.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report from management on internal control over financial reporting, including management’s assessment of the effectiveness of internal control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatement because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of the consolidated financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their design or implementation, our business, results of operations, and financial condition could be materially harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on the market price of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of developing, implementing and maintaining robust measures to safeguard our electronic information systems and we have established processes, described below, to assess, identify, manage and mitigate risks from cybersecurity threats and cybersecurity incidents. We believe our processes are reasonable for real estate companies of our size, complexity, and risk profile.

We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Under the direction of our Senior Vice President, Information Technology and our Senior Director, Information Security (together, the “Cybersecurity Leadership Team”) our Information Technology department regularly monitors cybersecurity threats and leads the prevention, detection, mitigation and remediation of cybersecurity incidents, with regular reporting to senior management and to the Board on these topics.

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

Since January 1, 2022, we have not experienced any cybersecurity incidents that have resulted in material financial loss. We are not aware of any cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Management Oversight

Primary responsibility for the oversight of the assessment, identification and management of our cybersecurity risks rests with our Senior Vice President, Information Technology. Under her direction, these risk mitigation efforts are designed, tested, and implemented by our Senior Director, Information Security. Collectively, the Cybersecurity Leadership Team has over 50 years of experience in the field of Information Technology, holding relevant academic degrees and industry certifications, including the Certified Cloud Security Professional and Certified Information Systems Security Professional designations. The Cybersecurity Leadership Team oversees our information technology governance programs, tests our compliance with standards, remediates known risks, and leads our employee cybersecurity training program.

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

Our established system of internal controls also provides for the Audit Committee to receive prompt information regarding any cybersecurity incident that meets established reporting thresholds, as well as for updates regarding any such incident until it has been fully remediated. The Audit Committee provides updates to the Board regarding such matters, as appropriate.

ITEM 2. PROPERTIES

As of December 31, 2024, we owned (or partially owned and consolidated) 631 self-storage properties that contained an aggregate of approximately 45.8 million rentable square feet and are located in 25 states and the District of Columbia. The following table sets forth summary information regarding our stores by state as of December 31, 2024.

			Total	% of Total
	Number of	Number of	Rentable	Rentable	Ending
State	Stores	Units	Square Feet	Square Feet	Occupancy

Florida	90	65,111	6,792,732	14.8%	91.1%
Texas	90	56,555	6,684,450	14.6%	88.0%
New York	60	85,917	4,813,803	10.5%	89.4%
California	63	45,366	4,785,454	10.4%	88.6%
Arizona	48	27,864	3,096,841	6.8%	87.3%
Illinois	42	25,540	2,710,231	5.9%	91.8%
New Jersey	30	22,628	2,160,765	4.7%	86.9%
Nevada	22	14,606	1,706,904	3.7%	90.4%
Maryland	20	17,315	1,686,207	3.7%	87.2%
Georgia	22	14,074	1,662,605	3.6%	86.8%
Connecticut	24	11,926	1,341,702	2.9%	87.8%
Ohio	20	11,139	1,294,528	2.8%	87.7%
Massachusetts	20	13,122	1,256,140	2.8%	87.1%
Virginia	11	11,065	1,060,160	2.3%	88.9%
Pennsylvania	13	9,599	950,718	2.1%	88.3%
Tennessee	9	5,725	756,220	1.7%	88.3%
Colorado	10	5,537	654,192	1.4%	88.7%
North Carolina	9	5,369	611,773	1.3%	90.6%
South Carolina	8	3,884	432,324	1.0%	84.4%
Washington D.C.	5	5,322	410,676	0.9%	88.6%
Rhode Island	4	2,040	247,305	0.5%	89.4%
Utah	4	2,497	235,763	0.5%	78.1%
New Mexico	3	1,698	182,261	0.4%	84.7%
Minnesota	2	1,823	175,816	0.4%	89.8%
Indiana	1	586	70,386	0.2%	90.0%
Oregon	1	564	59,863	0.1%	79.6%
Total/Weighted average	631	466,872	45,839,819	100.0%	88.8%

We have grown by adding stores to our portfolio through acquisitions and development. The tables set forth below show the ending occupancy, annual rent per occupied square foot and total revenues related to our stores owned as of December 31, 2024, and for each of the previous three years, grouped by the year during which we first owned or operated the store.

Stores by Year Acquired/Developed– Ending Occupancy

		Rentable	Ending Occupancy
Year Acquired/Developed (1)	# of Stores	Square Feet	2024	2023	2022

2021 and earlier	605	43,562,385	89.2%	90.0%	90.7%
2022	5	523,309	87.1%	77.3%	55.5%
2023	1	74,465	89.3%	87.6%	—
2024	20	1,679,660	78.8%	—	—
All stores owned as of December 31, 2024	631	45,839,819	88.8%	89.8%	90.3%

Stores by Year Acquired/Developed - Annual Rent Per Occupied Square Foot (2)

		Annual Rent per Square Foot
Year Acquired/Developed (1)	# of Stores	2024	2023	2022

2021 and earlier	605	$23.64	$23.43	$22.36
2022	5	21.61	22.43	19.71
2023	1	26.41	28.01	—
2024	20	16.33	—	—
All stores owned as of December 31, 2024	631	$23.46	$23.54	$22.45

Stores by Year Acquired/Developed - Total Revenues (dollars in thousands)

		Total Revenues
Year Acquired/Developed (1)	# of Stores	2024	2023	2022

2021 and earlier	605	$985,719	$987,507	$953,258
2022	5	10,386	8,668	4,436
2023	1	1,873	114	—
2024	20	3,741	—	—
All stores owned as of December 31, 2024	631	$1,001,719	$996,289	$957,694
(1)	Represents the year acquired/developed for those stores we acquired from a third party or the year placed in service for those stores we developed. Tables do not include 2023 results for one development property that was partially completed during the year ended December 31, 2023. This development property was fully completed during the year ended December 31, 2024.

(2)	Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period. Rental revenue includes the impact of promotional discounts, which reduce rental income over the promotional period, of $22.7 million, $19.4 million and $19.2 million for the periods ended December 31, 2024, 2023 and 2022, respectively.

Unconsolidated Real Estate Ventures

As of December 31, 2024, we held ownership interests ranging from 10% to 50% in seven unconsolidated real estate ventures for an aggregate investment carrying value of $92.0 million. We hold interests in these real estate ventures with unaffiliated third parties to own, operate, and acquire self-storage properties in select markets. As of December 31, 2024, one of these unconsolidated joint ventures did not own any self-storage properties, while the other six unconsolidated real estate ventures owned a total of 77 self-storage properties that contained an aggregate of approximately 5.6 million net rentable square feet. The self-storage properties owned by these real estate ventures are managed by us and are located in Arizona (2), California (2), Connecticut (6), Florida (6), Georgia (2), Illinois (5), Maryland (2), Massachusetts (6), Minnesota (1), New Jersey (3), New York (1), North Carolina (1), Pennsylvania (1), Rhode Island (2), Texas (35) and Vermont (2).

Each of the real estate ventures has assets and liabilities that we do not consolidate in our financial statements.

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

Capital Expenditures

We have a capital improvement program that covers office upgrades, climate-control enhancements, solar panel installations and other store upgrades. In 2025, we anticipate spending approximately $12.5 million to $17.5 million associated with these capital expenditures. In 2025, we also anticipate spending approximately $14.0 million to $19.0 million on recurring capital expenditures and approximately $22.0 million to $27.0 million on the development of new self-storage properties.

ITEM 3.  LEGAL PROCEEDINGS

To our knowledge, no legal proceedings are pending against us, other than routine actions and administrative proceedings, and other actions not deemed material, and which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchase of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended December 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31	316	$53.03	N/A	3,000,000
November 1 - November 30	—	$—	N/A	3,000,000
December 1 - December 31	—	$—	N/A	3,000,000
Total	316	$53.03	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

On June 26, 2007, the Board of Trustees of the Parent Company (the “Board”) approved a share repurchase program for up to 3.0 million of the Parent Company’s outstanding common shares. Unless terminated earlier by resolution of the Board, the program will expire when the number of authorized shares has been repurchased. The Parent Company has made no repurchases under this program to date.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2024, the Parent Company issued 37,500 common shares upon redemption of an equal number of OP Units in the Operating Partnership held by a limited partner. The issuance of such common shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Market Information for and Holders of Record of Common Shares

As of December 31, 2024, there were 174 registered record holders of the Parent Company’s common shares and 19 holders (other than the Parent Company) of the Operating Partnership’s OP Units. These amounts do not include common shares held by brokers and other institutions on behalf of shareholders. The Parent Company’s common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol CUBE. There is no established trading market for units of the Operating Partnership.

Tax Characterization of Distributions

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders. Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as a capital gain or may constitute a tax-free return of capital. Annually, we provide each of the Parent Company’s common shareholders a statement detailing the tax characterization of distributions paid during the preceding year as ordinary income, capital gain or return of capital. The characterization of the Parent Company’s distributions for 2024 consisted of a 95.2443% ordinary income distribution and a 4.7557% non-dividend distribution.

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

Recent Sales of Unregistered Equity Securities and Use of Proceeds

Recent Sales of Operating Partnership Unregistered Equity Securities

None.

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart and table compare the cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2019 and ending December 31, 2024.

	For the period ended December 31,
Index	2019	2020	2021	2022	2023	2024
CubeSmart	100.00	111.67	194.96	143.66	173.12	165.28
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
FTSE NAREIT All Equity REIT Index	100.00	94.88	134.06	100.62	112.04	117.56

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the design, development, acquisition, operation, leasing, and management of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of December 31, 2024 and 2023, we owned (or partially owned and consolidated) 631 self-storage properties containing an aggregate of approximately 45.8 million rentable square feet and 611 self-storage properties containing an aggregate of approximately 44.1 million rentable square feet, respectively. As of December 31, 2024, we owned stores in the District of Columbia and the following 25 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of December 31, 2024, we managed 902 stores for third parties (including 77 stores containing an aggregate of approximately 5.6 million net rentable square feet as part of six separate unconsolidated real estate ventures), bringing the total number of stores we owned and/or managed to 1,533. As of December 31, 2024, we managed stores for third parties in the following 40 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

We derive substantially all of our revenue from customers who lease self-storage space at our stores and fees earned from managing stores. Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage cubes to new customers while maintaining and, where possible, increasing our pricing levels. In addition, our operating results depend on the ability of our customers to make required rental payments to us. Our approach to the management and operation of our stores combines centralized marketing, revenue management and other operational support with local operations teams that provide market-level oversight and management. We believe this approach allows us to respond quickly and effectively to changes in local market conditions and maximize revenues by managing rental rates and occupancy levels.

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

We have one operating segment: we own, operate, develop, manage and acquire self-storage properties.

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our 2024 revenues. Our stores in New York, Florida, California and Texas provided approximately 18%, 14%, 11% and 9%, respectively, of total revenues for the year ended December 31, 2024.

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

Self-Storage Properties

The Company records self-storage properties at cost less accumulated depreciation. Depreciation on the buildings, improvements and equipment is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events or circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the years ended December 31, 2024, 2023 and 2022.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no stores classified as held for sale as of December 31, 2024.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, cash distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2024, 2023 and 2022.

Differences between the Company's net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. As of December 31, 2024 and 2023, the Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $31.0 million and $31.8 million, respectively. These differences are amortized over the estimated useful lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures within the Company’s consolidated statements of operations.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto. Historical results set forth in the Company’s consolidated statements of operations reflect only the existing stores for each period presented and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of December 31, 2024, we owned 598 same-store properties and 33 non same-store properties. The non same-store property portfolio results include 2023 and 2024 acquisitions, dispositions, newly developed stores, stores with a significant portion of net rentable square footage taken out of service or stores that have not yet reached stabilization as defined above. For analytical presentation, all percentages are calculated using the numbers presented in the Company’s consolidated financial statements contained in this Report.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of December 31, 2024, 2023 and 2022, we owned (or partially owned and consolidated) 631, 611 and 611 self-storage properties and related assets, respectively.

The following table summarizes the change in number of owned stores from January 1, 2022 through December 31, 2024:

	2024	2023	2022

Balance - January 1	611	611	607
Stores acquired	2	—	1
Balance - March 31	613	611	608
Stores acquired	—	—	1
Stores developed	2	—	1
Stores combined (1)	—	—	(1)
Balance - June 30	615	611	609
Stores acquired	—	—	1
Stores developed	—	—	1
Balance - September 30	615	611	611
Stores acquired (2)	16	1	—
Stores sold (3)	—	(1)	—
Balance - December 31	631	611	611

(1)	During the quarter ended June 30, 2022, we completed development of a new store located in Vienna, VA for approximately $21.8 million. The developed store is located adjacent to an existing consolidated joint venture store. Given this proximity, the developed store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

(2)	For the quarter ended December 31, 2024, includes 14 stores owned by consolidated joint ventures in which we acquired an 85% ownership interest.

(3)	For the quarter ended December 31, 2023, relates to one store that was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023 (dollars and square feet in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Property Portfolio		Eliminations		Total Portfolio
				%								%
	2024	2023	Change	Change	2024	2023	2024	2023	2024	2023	Change	Change
REVENUES:
Rental income	$886,464	$894,926	$(8,462)	(0.9)%	$24,697	$17,073	$—	$—	$911,161	$911,999	$(838)	(0.1)%
Other property related income	42,614	38,988	3,626	9.3%	2,082	1,254	68,950	61,551	113,646	101,793	11,853	11.6%
Property management fee income	—	—	—	0.0%	—	—	41,424	36,542	41,424	36,542	4,882	13.4%
Total revenues	929,078	933,914	(4,836)	(0.5)%	26,779	18,327	110,374	98,093	1,066,231	1,050,334	15,897	1.5%

OPERATING EXPENSES:
Property operating expenses	262,082	250,030	12,052	4.8%	9,514	6,778	46,154	37,972	317,750	294,780	22,970	7.8%
NET OPERATING INCOME:	666,996	683,884	(16,888)	(2.5)%	17,265	11,549	64,220	60,121	748,481	755,554	(7,073)	(0.9)%

Store count	598	598			33	13			631	611
Total square footage	43,029	43,029			2,811	1,103			45,840	44,132
Period end occupancy	89.3%	90.3%			79.8%	73.3%			88.8%	89.8%
Period average occupancy	90.6%	91.7%
Realized annual rent per occupied sq. ft. (1)	$22.75	$22.69

Depreciation and amortization									205,703	201,238	4,465	2.2%
General and administrative									59,663	57,041	2,622	4.6%
Subtotal									265,366	258,279	7,087	2.7%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(90,820)	(93,065)	2,245	2.4%
Loan procurement amortization expense									(4,067)	(4,141)	74	1.8%
Equity in earnings of real estate ventures									2,499	6,085	(3,586)	(58.9)%
Other									1,158	6,281	(5,123)	(81.6)%
Total other expense									(91,230)	(84,840)	(6,390)	(7.5)%

NET INCOME									391,885	412,435	(20,550)	(5.0)%
Net income attributable to noncontrolling interests in the Operating Partnership									(2,159)	(2,535)	376	14.8%
Net loss attributable to noncontrolling interests in subsidiaries									1,454	857	597	69.7%
NET INCOME ATTRIBUTABLE TO THE COMPANY'S COMMON SHAREHOLDERS									$391,180	$410,757	$(19,577)	(4.8)%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Revenues increased from $1.050 billion for the year ended December 31, 2023 to $1.066 billion for the year ended December 31, 2024, an increase of $15.9 million, or 1.5%. This increase was primarily attributable to additional revenues from stores acquired or opened in 2023 and 2024 included in our non same-store portfolio, an increase in fee income, increased customer storage protection plan participation at our owned and managed stores, and an increase in property management fee income due to an increase in the number of stores under management.

Operating Expenses

Property operating expenses increased from $294.8 million for the year ended December 31, 2023 to $317.8 million for the year ended December 31, 2024, an increase of $23.0 million, or 7.8%. This increase was primarily attributable to an increase in costs related to employee medical coverage, additional expenses from stores acquired or opened in 2023 and 2024 included in our non same-store portfolio, and increases in expenses within our same-store portfolio related to property taxes, insurance, and personnel.

General and administrative expenses increased from $57.0 million for the year ended December 31, 2023 to $59.7 million for the year ended December 31, 2024, an increase of $2.6 million, or 4.6%. This increase was primarily attributable to increased personnel expenses.

Other (expense) income

Interest expense on loans decreased from $93.1 million for the year ended December 31, 2023 to $90.8 million for the year ended December 31, 2024, a decrease of $2.2 million, or 2.4%. This decrease was attributable to a decrease in the average outstanding debt balance and lower interest rates during the 2024 period compared to the 2023 period. The average outstanding debt balance decreased from $3.02 billion during the year ended December 31, 2023 to $2.96 billion during the year ended December 31, 2024. The weighted average effective interest rate on our outstanding debt decreased from 3.04% during the year ended December 31, 2023 to 3.00% for the year ended December 31, 2024.

Equity in earnings of real estate ventures decreased from $6.1 million for the year ended December 31, 2023 to $2.5 million for the year ended December 31, 2024, a decrease of $3.6 million, or 58.9%. The decrease was primarily due to distributions in excess of our equity investment in 191 IV CUBE Southeast LLC (“HVPSE”) during the year ended December 31, 2023. There were no such distributions during the 2024 period. The decrease was also due to higher interest expense at certain of our unconsolidated real estate ventures.

The component of other (expense) income designated as Other decreased from $6.3 million of income in 2023 to $1.2 million of income in 2024, a decrease of $5.1 million, or 81.6%. This decrease was primarily due to a $4.8 million gain during the 2023 period relating to a store that was subject to an involuntary conversion by the Department of Transportation of the State of Illinois. There were no such gains during the 2024 period.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Refer to the section entitled “Results of Operations” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 for a comparison of the year ended December 31, 2023 to the year ended December 31, 2022.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI”, as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loss on early extinguishment of debt, equity in losses of real estate ventures, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income (loss): equity in earnings of real estate ventures, gains from sales of real estate, net, other income, gains from remeasurement of investments in real estate ventures and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023

Net income attributable to the Company’s common shareholders	$391,180	$410,757

Add (deduct):
Real estate depreciation and amortization:
Real property	199,250	194,845
Company’s share of unconsolidated real estate ventures	8,170	8,446
Gain from sales of real estate, net (1)	—	(1,477)
Net income attributable to noncontrolling interests in the Operating Partnership	2,159	2,535
FFO attributable to the Company's common shareholders and third-party OP unitholders	$600,759	$615,106

Deduct:
Gain on involuntary conversion (2)	—	(4,827)
Property damage related to hurricane, net of expected insurance proceeds	—	(844)
FFO, as adjusted, attributable to the Company's common shareholders and third-party OP unitholders	$600,759	$609,435

Weighted average diluted shares outstanding	227,150	226,241
Weighted average diluted units outstanding owned by third parties	1,250	1,393
Weighted average diluted shares and units outstanding	228,400	227,634

(1)	For the year ended December 31, 2023, $1.7 million represents distributions in excess of our investment in 191 IV CUBE Southeast LLC ("HVPSE") from the proceeds that were held back from the sale by HVPSE of all 14 of its self-storage properties in 2022. This amount is included in equity in earnings of real estate ventures within our consolidated statements of operations. In addition, the year ended December 31, 2023 includes a $0.2 million loss related to the sale of the California Yacht Club, which was acquired in 2021 as part of the Company's acquisition of LAACO, Ltd. This amount is included in the component of other (expense) income designated as Other within our consolidated statements of operations.

(2)	Relates to a store that was subject to an involuntary conversion by the Department of Transportation of the State of Illinois on December 19, 2023. This amount is included in the component of other (expense) income designated as Other within our consolidated statements of operations.

Cash Flows

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

A comparison of cash flows related to operating, investing and financing activities for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2024	2023	Change

	(in thousands)

Operating activities	$631,074	$611,136	$19,938
Investing activities	$(173,959)	$(93,818)	$(80,141)
Financing activities	$(387,669)	$(518,026)	$130,357

Cash provided by operating activities increased from $611.1 million for the year ended December 31, 2023 to $631.1 million for the year ended December 31, 2024, an increase of $19.9 million. The increased cash flow from operating activities was primarily attributable to the timing and amounts of the payments of certain expenses, primarily insurance and property taxes.

Cash used in investing activities increased from $93.8 million for the year ended December 31, 2023 to $174.0 million for the year ended December 31, 2024, an increase of $80.1 million. The change was primarily the result of the acquisition of a controlling interest in seven consolidated joint ventures that collectively own 14 stores. There were no such transactions during the 2023 period. The change was also due to a $20.0 million increase in acquisitions of storage properties. We acquired four stores during the year ended December 31, 2024 compared to one store during the year ended December 31, 2023. These increases were partially offset by a $17.6 million decrease in development costs, primarily due to the payment during the 2023 period of a put liability associated with a previously consolidated joint venture.

Cash used in financing activities was $518.0 million for the year ended December 31, 2023 compared to $387.7 million for the year ended December 31, 2024, a decrease of $130.4 million. The change was primarily the result of a $118.5 million increase in proceeds received from the issuance of common shares through our at-the-market equity program during the 2024 period. There were no such transactions during the 2023 period. The change was also due to a $24.7 million reduction in net repayments on our revolving credit facility during the 2024 period as compared to the corresponding 2023 period. These changes were partially offset by a $19.4 million increase in cash distributions paid to common shareholders and noncontrolling interests in the Operating Partnership due to an increase in the common dividend per share/unit.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Refer to the section entitled “Cash Flows” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 for a comparison of the year ended December 31, 2023 to the year ended December 31, 2022.

Liquidity and Capital Resources

Liquidity Overview

Our cash flow from operations has historically been one of our primary sources of liquidity used to fund debt service, distributions and capital expenditures. We derive substantially all of our revenue from customers who lease self-storage space at our stores and fees earned from managing stores. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our customers. We believe that the properties in which we invest, self-storage properties, are less sensitive than other real estate product types to near-term economic downturns. However, prolonged economic downturns will adversely affect our cash flows from operations.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, repayment of certain indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the acquisition and development of new stores. These funding requirements will vary from year to year, in some cases significantly. In the 2025 fiscal year, we expect recurring capital expenditures to be approximately $14.0 million to $19.0 million, planned capital improvements and store upgrades to be approximately $12.5 million to $17.5 million and costs associated with the development of new stores to be approximately $22.0 million to $27.0 million. Our currently scheduled principal payments on debt, including the repayment of unsecured senior notes, are approximately $301.2 million in 2025.

Our most restrictive financial covenants limit the amount of additional leverage we can add; however, we believe cash flows from operations, access to equity financing, including through our at-the-market equity program and available borrowings under our Revolver (defined below), provide adequate sources of liquidity to enable us to execute our current business plan and remain in compliance with our covenants.

Our liquidity needs beyond 2025 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating stores; (iii) acquisitions of additional stores; and (iv) development of new stores. We will have to satisfy the portion of our needs not covered by cash flow from operations through additional borrowings, including borrowings under our Revolver, sales of common or preferred shares of the Parent Company and common or preferred units of the Operating Partnership and/or cash generated through store dispositions and joint venture transactions.

We believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, we cannot provide any assurance that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. In addition, dislocation in the United States debt markets may significantly reduce the availability and increase the cost of long-term debt capital, including conventional mortgage financing and commercial mortgage-backed securities financing. There can be no assurance that such capital will be readily available in the future. Our ability to access the equity capital markets will be dependent on a number of factors, including general market conditions for REITs and market perceptions about us.

As of December 31, 2024, we had approximately $71.6 million in available cash and cash equivalents. In addition, we had approximately $849.4 million of availability for borrowings under our Revolver.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2024	2023	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(8,495)	(10,148)
Less: Loan procurement costs, net	(10,874)	(13,362)
Total unsecured senior notes, net	$2,780,631	$2,776,490

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2024, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of December 31, 2024, the Revolver had an effective interest rate of 5.52%. Additionally, as of December 31, 2024, $849.4 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the year ended December 31, 2024, the Operating Partnership was in compliance with all financial covenants of the Second Amended and Restated Credit Facility.

Issuance of Common Shares

We maintain an at-the-market equity program that enables us to offer and sell up to 60.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”). Our sales activity under the program for the years ended December 31, 2024, 2023 and 2022 is summarized below:

	For the year ended December 31,
	2024	2023	2022

	(dollars and shares in thousands, except per share amounts)
Number of shares sold	2,336	—	102
Average sales price per share	$51.25	$—	$50.64
Net proceeds after deducting offering costs	$118,269	$—	$4,936

We used proceeds from sales of common shares under the program during the years ended December 31, 2024 and 2022 to fund the acquisition and development of self-storage properties and for general corporate purposes. As of December 31, 2024, 2023 and 2022, 3.5 million common shares, 5.8 million common shares and 5.8 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

Recent Developments

Subsequent to December 31, 2024, we acquired the remaining 80% interest in 191 IV CUBE LLC ("HVP IV"), an unconsolidated real estate venture in which we previously owned a 20% noncontrolling interest, for $452.8 million, which included $44.4 million to repay our portion of the venture’s existing indebtedness. As of the date of acquisition, HVP IV owned 28 stores in Arizona (2), Connecticut (3), Florida (4), Georgia (2), Illinois (5), Maryland (2), Minnesota (1), Pennsylvania (1) and Texas (8).

Other Material Changes in Financial Position

	December 31,
	2024	2023	Change

	(in thousands)
Selected Assets
Storage properties, net	$6,038,186	$5,951,236	$86,950
Other assets, net	183,628	163,284	20,344

Selected Liabilities
Revolving credit facility	—	18,100	(18,100)
Mortgage loans and notes payable, net	205,915	128,186	77,729
Accounts payable, accrued expenses and other liabilities	229,581	201,419	28,162

Storage properties, net increased $87.0 million from December 31, 2023 to December 31, 2024 primarily due to the acquisition of a controlling interest in seven consolidated joint ventures that collectively own 14 storage properties, the acquisition of four wholly-owned storage properties, additions and improvements to existing storage properties, and development activity throughout the year.

Other assets, net increased $20.3 million from December 31, 2023 to December 31, 2024 primarily due to the value assigned to the in-place leases resulting from the acquisition of a controlling interest in seven consolidated joint ventures that collectively own 14 storage properties, the acquisition of four wholly-owned storage properties, and a $5.0 million note receivable from a third-party entity that owns self-storage properties that we manage.

Revolving credit facility decreased $18.1 million from December 31, 2023 to December 31, 2024 primarily due to available cash that we used to repay the outstanding balance of the revolving credit facility.

Mortgage loans and notes payable, net increased $77.7 million from December 31, 2023 to December 31, 2024 primarily due to the acquisition of a controlling interest in consolidated joint ventures that own 14 storage properties which were encumbered by two mortgage loans totaling $115.4 million as of December 31, 2024. This increase was partially offset by the repayment in May 2024 of three mortgage loans totaling $31.1 million.

Accounts payable, accrued expenses and other liabilities increased $28.2 million from December 31, 2023 to December 31, 2024 primarily due to the timing of payments for real estate taxes and other payables.

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

As of December 31, 2024 our consolidated debt consisted of $3.00 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Borrowings under our unsecured credit facility are subject to floating rates. Changes in market interest rates have different impacts on the fixed- and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $105.7 million. If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $109.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with an Index to the Consolidated Financial Statements, starting on page F-1 of this Report.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Parent Company is set forth on page F-2 of this Report, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Operating Partnership is set forth on page F-3 of this Report, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

ITEM 9B.  OTHER INFORMATION

Trading Arrangements

During the three months ended December 31, 2024, none of our Trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics for all of our employees, officers and Trustees, including our principal executive officer and principal financial officer, which is available on our website at www.cubesmart.com. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities, including purchases, sales, and/or dispositions by employees, officers, and Trustees of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to the Company (the “Insider Trading Compliance Policy”). The Company’s Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report.

The remaining information required by this item regarding Trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement for the Annual Shareholders Meeting to be held in 2025 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Trustee Nominees,” “Named Executive Officers,” “Board Committee Membership and Meetings,” and “Shareholder Proposals and Nominations for the 2026 Annual Meeting.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act, if any, is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Delinquent Section 16(a) Reports,” if applicable.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2024.

Number of securities remaining
	Number of securities to	Weighted average		available for future issuance under
	be issued upon exercise	exercise price of		equity compensation plans
	of outstanding options,	outstanding options,		(excluding securities
Plan Category	warrants and rights	warrants and rights		reflected in column(a))
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	2,816,466	$37.16	(1)	687,537
Equity compensation plans not approved by shareholders	—	—		—
Total	2,816,466	$37.16		687,537

(1)	This number reflects the weighted average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

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

10.25†	Advisory Agreement between Joel Keaton and CubeSmart, L.P.

19.1	CubeSmart Insider Trading Policy and Share Ownership Guidelines.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP relating to the consolidated financial statements of CubeSmart and CubeSmart, L.P.

31.1	Certification of Chief Executive Officer of CubeSmart required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P. required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P. required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy, effective December 1, 2023, incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024.

99.1	Material United States Federal Income Tax Considerations.

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated

Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

Date: February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Deborah Ratner Salzberg	Chair of the Board of Trustees	February 28, 2025
Deborah Ratner Salzberg

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 28, 2025
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 28, 2025
Timothy M. Martin	(Principal Financial Officer)

/s/ Matthew D. DeNarie	Chief Accounting Officer	February 28, 2025
Matthew D. DeNarie	(Principal Accounting Officer)

/s/ Piero Bussani	Trustee	February 28, 2025
Piero Bussani

/s/ Jit Kee Chin	Trustee	February 28, 2025
Jit Kee Chin

/s/ Dorothy Dowling	Trustee	February 28, 2025
Dorothy Dowling

/s/ John W. Fain	Trustee	February 28, 2025
John W. Fain

/s/ Jair K. Lynch	Trustee	February 28, 2025
Jair K. Lynch

/s/ John F. Remondi	Trustee	February 28, 2025
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 28, 2025
Jeffrey F. Rogatz

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBESMART, L.P.

By:	/s/ Timothy M. Martin
Timothy M. Martin
Chief Financial Officer

Date: February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Deborah Ratner Salzberg	Chair of the Board of Trustees	February 28, 2025
Deborah Ratner Salzberg

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 28, 2025
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 28, 2025
Timothy M. Martin	(Principal Financial Officer)

/s/ Matthew D. DeNarie	Chief Accounting Officer	February 28, 2025
Matthew D. DeNarie	(Principal Accounting Officer)

/s/ Piero Bussani	Trustee	February 28, 2025
Piero Bussani

/s/ Jit Kee Chin	Trustee	February 28, 2025
Jit Kee Chin

/s/ Dorothy Dowling	Trustee	February 28, 2025
Dorothy Dowling

/s/ John W. Fain	Trustee	February 28, 2025
John W. Fain

/s/ Jair K. Lynch	Trustee	February 28, 2025
Jair K. Lynch

/s/ John F. Remondi	Trustee	February 28, 2025
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 28, 2025
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

Under the supervision, and with the participation, of the REIT’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2024, the REIT’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP (Philadelphia, Pennsylvania; PCAOB ID #185), an independent registered public accounting firm, as stated in their report that appears herein.

February 28, 2025

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

Under the supervision, and with the participation, of the Partnership’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2024, the Partnership’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP (Philadelphia, Pennsylvania; PCAOB ID #185), an independent registered public accounting firm, as stated in their report that appears herein.

February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of CubeSmart:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the identification and assessment of impairment indicators for certain storage properties

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company had $6.0 billion of storage properties, net of accumulated depreciation, as of December 31, 2024. The Company evaluates long-lived assets for impairment when events or circumstances, such as declines in occupancy or operating results, indicate that there may be an impairment.

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

February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Trustees of CubeSmart and Partners of CubeSmart, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart, L.P. and subsidiaries (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Evaluation of the identification and assessment of impairment indicators for certain storage properties

As discussed in Notes 2 and 3 to the consolidated financial statements, the Partnership had $6.0 billion of storage properties, net of accumulated depreciation, as of December 31, 2024. The Partnership evaluates long-lived assets for impairment when events or circumstances, such as declines in occupancy or operating results, indicate that there may be an impairment.

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

February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of CubeSmart:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Trustees of CubeSmart and Partners of CubeSmart, L.P.:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart, L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 28, 2025

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2024	2023

ASSETS
Storage properties	$7,628,774	$7,367,613
Less: Accumulated depreciation	(1,590,588)	(1,416,377)
Storage properties, net (includes VIE amounts of $363,315 and $180,615, respectively)	6,038,186	5,951,236
Cash and cash equivalents (includes VIE amounts of $2,907 and $3,002, respectively)	71,560	6,526
Restricted cash (includes VIE amounts of $4,439 and $0, respectively)	6,103	1,691
Loan procurement costs, net of amortization	2,731	3,995
Investment in real estate ventures, at equity	91,973	98,288
Other assets, net	183,628	163,284
Total assets	$6,394,181	$6,225,020

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,780,631	$2,776,490
Revolving credit facility	—	18,100
Mortgage loans and notes payable, net (includes VIE amounts of $111,728 and $0, respectively)	205,915	128,186
Lease liabilities - finance leases	65,668	65,714
Accounts payable, accrued expenses and other liabilities	229,581	201,419
Distributions payable	119,600	115,820
Deferred revenue	38,918	38,483
Total liabilities	3,440,313	3,344,212

Noncontrolling interests in the Operating Partnership	51,193	60,276

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 227,764,975 and 224,921,053 shares issued and outstanding at December 31, 2024 and 2023, respectively	2,278	2,249
Additional paid-in capital	4,285,570	4,142,229
Accumulated other comprehensive loss	(330)	(411)
Accumulated deficit	(1,415,662)	(1,345,239)
Total CubeSmart shareholders’ equity	2,871,856	2,798,828
Noncontrolling interests in subsidiaries	30,819	21,704
Total equity	2,902,675	2,820,532
Total liabilities and equity	$6,394,181	$6,225,020

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2024	2023	2022

REVENUES
Rental income	$911,161	$911,999	$879,289
Other property related income	113,646	101,793	96,166
Property management fee income	41,424	36,542	34,169
Total revenues	1,066,231	1,050,334	1,009,624
OPERATING EXPENSES
Property operating expenses	317,750	294,780	293,260
Depreciation and amortization	205,703	201,238	310,610
General and administrative	59,663	57,041	54,623
Total operating expenses	583,116	553,059	658,493
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(90,820)	(93,065)	(93,284)
Loan procurement amortization expense	(4,067)	(4,141)	(3,897)
Equity in earnings of real estate ventures	2,499	6,085	48,877
Other	1,158	6,281	(10,355)
Total other expense	(91,230)	(84,840)	(58,659)

NET INCOME	391,885	412,435	292,472
Net income attributable to noncontrolling interests in the Operating Partnership	(2,159)	(2,535)	(1,931)
Net loss attributable to noncontrolling interests in subsidiaries	1,454	857	722
NET INCOME ATTRIBUTABLE TO THE COMPANY	$391,180	$410,757	$291,263

Basic earnings per share attributable to common shareholders	$1.73	$1.82	$1.29
Diluted earnings per share attributable to common shareholders	$1.72	$1.82	$1.29

Weighted average basic shares outstanding	226,353	225,424	224,928
Weighted average diluted shares outstanding	227,150	226,241	225,881

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended December 31,
	2024	2023	2022

NET INCOME	$391,885	$412,435	$292,472
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	81	81	81
OTHER COMPREHENSIVE INCOME:	81	81	81
COMPREHENSIVE INCOME	391,966	412,516	292,553
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(2,159)	(2,536)	(1,933)
Comprehensive loss attributable to noncontrolling interests in subsidiaries	1,454	857	722
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$391,261	$410,837	$291,342

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share data)

									Noncontrolling
									Interests
	Common		Additional	Accumulated Other		Total CubeSmart	Noncontrolling		in the
	Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership
Balance at December 31, 2021	223,918	$2,239	$4,088,392	$(570)	$(1,218,498)	$2,871,563	$18,597	$2,890,160	$108,220
Contributions from noncontrolling interests in subsidiaries							3,690	3,690
Distributions paid to noncontrolling interests in subsidiaries							(7,387)	(7,387)
Issuance of common shares, net	102	1	4,876			4,877		4,877
Issuance of restricted shares	56	1				1		1
Conversion from units to shares	475	4	22,944			22,948		22,948	(22,948)
Exercise of stock options	52	1	1,589			1,590		1,590
Amortization of restricted shares			5,134			5,134		5,134
Share compensation expense			2,543			2,543		2,543
Adjustment for noncontrolling interests in the Operating Partnership					27,203	27,203		27,203	(27,203)
Net income (loss)					291,263	291,263	(722)	290,541	1,931
Other comprehensive income, net				79		79		79	2
Common share distributions ($1.78 per share)					(400,998)	(400,998)		(400,998)	(2,583)
Balance at December 31, 2022	224,603	$2,246	$4,125,478	$(491)	$(1,301,030)	$2,826,203	$14,178	$2,840,381	$57,419
Contributions from noncontrolling interests in subsidiaries							8,699	8,699
Distributions paid to noncontrolling interests in subsidiaries							(316)	(316)
Issuance of common shares, net			(276)			(276)		(276)
Issuance of restricted shares	48
Conversion from units to shares	126	1	5,041			5,042		5,042	(5,042)
Exercise of stock options	144	2	2,714			2,716		2,716
Amortization of restricted shares			6,454			6,454		6,454
Share compensation expense			2,818			2,818		2,818
Adjustment for noncontrolling interests in the Operating Partnership					(8,084)	(8,084)		(8,084)	8,084
Net income (loss)					410,757	410,757	(857)	409,900	2,535
Other comprehensive income, net				80		80		80	1
Common share distributions ($1.98 per share)					(446,882)	(446,882)		(446,882)	(2,721)
Balance at December 31, 2023	224,921	$2,249	$4,142,229	$(411)	$(1,345,239)	$2,798,828	$21,704	$2,820,532	$60,276
Contributions from noncontrolling interests in subsidiaries							10,987	10,987
Distributions paid to noncontrolling interests in subsidiaries							(418)	(418)
Issuance of common shares, net	2,336	24	118,245			118,269		118,269
Issuance of restricted shares	55	1				1		1
Conversion from units to shares	105	1	4,715			4,716		4,716	(4,716)
Exercise of stock options	348	3	9,938			9,941		9,941
Amortization of restricted shares			7,225			7,225		7,225
Share compensation expense			3,218			3,218		3,218
Adjustment for noncontrolling interests in the Operating Partnership					3,989	3,989		3,989	(3,989)
Net income (loss)					391,180	391,180	(1,454)	389,726	2,159
Other comprehensive income, net				81		81		81	-
Common share distributions ($2.05 per share)					(465,592)	(465,592)		(465,592)	(2,537)
Balance at December 31, 2024	227,765	$2,278	$4,285,570	$(330)	$(1,415,662)	$2,871,856	$30,819	$2,902,675	$51,193

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2024	2023	2022
Operating Activities
Net income	$391,885	$412,435	$292,472
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including amortization of loan procurement costs	209,770	205,379	314,507
Non-cash portion of interest expense related to finance leases	(46)	(44)	(43)
Equity in earnings of real estate ventures	(2,499)	(6,085)	(48,877)
Cash distributed from real estate ventures	4,661	5,467	—
Gain on involuntary conversion, net	—	(4,827)	—
Equity compensation expense	11,487	10,089	9,081
Accretion of fair market value adjustment of debt	(295)	(886)	(1,099)
Changes in other operating accounts:
Other assets	(7,469)	(10,138)	3,498
Accounts payable and accrued expenses	24,025	96	20,395
Other liabilities	(445)	(350)	1,532
Net cash provided by operating activities	$631,074	$611,136	$591,466
Investing Activities
Acquisitions of storage properties	(42,402)	(22,429)	(89,004)
Acquisition of controlling interest in consolidated joint ventures, net of cash acquired	(57,176)	—	—
Additions and improvements to storage properties	(43,575)	(39,853)	(41,233)
Development costs	(29,959)	(47,521)	(24,358)
Investments in real estate ventures	(1,301)	(21)	(21)
Cash distributed from real estate ventures	5,454	8,344	62,656
Funding of note receivable	(5,000)	—	—
Proceeds from sales of real estate, net	—	238	43,193
Proceeds from involuntary conversion, net	—	7,424	—
Net cash used in investing activities	$(173,959)	$(93,818)	$(48,767)
Financing Activities
Proceeds from:
Revolving credit facility	697,039	794,447	633,950
Principal payments on:
Revolving credit facility	(715,139)	(837,247)	(782,950)
Mortgage loans and notes payable	(32,341)	(32,591)	(2,426)
Loan procurement costs	—	(69)	(3,885)
Issuance of common shares, net	118,270	(276)	4,877
Cash paid upon vesting of restricted shares	(1,044)	(817)	(1,403)
Exercise of stock options	9,941	2,716	1,590
Contributions from noncontrolling interests in subsidiaries	372	1,100	350
Distributions paid to noncontrolling interests in subsidiaries	(418)	(316)	(7,387)
Distributions paid to common shareholders	(461,769)	(442,217)	(387,106)
Distributions paid to noncontrolling interests in Operating Partnership	(2,580)	(2,756)	(2,702)
Net cash used in financing activities	$(387,669)	$(518,026)	$(547,092)
Change in cash, cash equivalents and restricted cash	69,446	(708)	(4,393)
Cash, cash equivalents and restricted cash at beginning of period	8,217	8,925	13,318
Cash, cash equivalents and restricted cash at end of period	$77,663	$8,217	$8,925
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$92,609	$95,498	$92,293
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$(200)	$—	$(700)
Mortgage loan assumptions	$115,828	$—	$—
Accretion of put liability	$—	$—	$2,444
Derivative valuation adjustment	$81	$81	$81
Contributions from noncontrolling interests in subsidiaries	$10,615	$7,599	$3,340

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2024	2023
ASSETS
Storage properties	$7,628,774	$7,367,613
Less: Accumulated depreciation	(1,590,588)	(1,416,377)
Storage properties, net (includes VIE amounts of $363,315 and $180,615, respectively)	6,038,186	5,951,236
Cash and cash equivalents (includes VIE amounts of $2,907 and $3,002, respectively)	71,560	6,526
Restricted cash (includes VIE amounts of $4,439 and $0, respectively)	6,103	1,691
Loan procurement costs, net of amortization	2,731	3,995
Investment in real estate ventures, at equity	91,973	98,288
Other assets, net	183,628	163,284
Total assets	$6,394,181	$6,225,020

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,780,631	$2,776,490
Revolving credit facility	—	18,100
Mortgage loans and notes payable, net (includes VIE amounts of $111,728 and $0, respectively)	205,915	128,186
Lease liabilities - finance leases	65,668	65,714
Accounts payable, accrued expenses and other liabilities	229,581	201,419
Distributions payable	119,600	115,820
Deferred revenue	38,918	38,483
Total liabilities	3,440,313	3,344,212

Limited Partnership interests of third parties	51,193	60,276

Commitments and contingencies

Capital
General Partner	2,872,186	2,799,239
Accumulated other comprehensive loss	(330)	(411)
Total CubeSmart, L.P. capital	2,871,856	2,798,828
Noncontrolling interests in subsidiaries	30,819	21,704
Total capital	2,902,675	2,820,532
Total liabilities and capital	$6,394,181	$6,225,020

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the year ended December 31,
	2024	2023	2022

REVENUES
Rental income	$911,161	$911,999	$879,289
Other property related income	113,646	101,793	96,166
Property management fee income	41,424	36,542	34,169
Total revenues	1,066,231	1,050,334	1,009,624
OPERATING EXPENSES
Property operating expenses	317,750	294,780	293,260
Depreciation and amortization	205,703	201,238	310,610
General and administrative	59,663	57,041	54,623
Total operating expenses	583,116	553,059	658,493
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(90,820)	(93,065)	(93,284)
Loan procurement amortization expense	(4,067)	(4,141)	(3,897)
Equity in earnings of real estate ventures	2,499	6,085	48,877
Other	1,158	6,281	(10,355)
Total other expense	(91,230)	(84,840)	(58,659)
NET INCOME	391,885	412,435	292,472
Net loss attributable to noncontrolling interests in subsidiaries	1,454	857	722
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	$393,339	$413,292	$293,194

Basic earnings per unit attributable to CubeSmart, L.P.	$1.73	$1.82	$1.29
Diluted earnings per unit attributable to CubeSmart, L.P.	$1.72	$1.82	$1.29

Weighted average basic units outstanding	227,603	226,817	226,449
Weighted average diluted units outstanding	228,400	227,634	227,402

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended December 31,
	2024	2023	2022

NET INCOME	$391,885	$412,435	$292,472
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	81	81	81
OTHER COMPREHENSIVE INCOME:	81	81	81
COMPREHENSIVE INCOME	391,966	412,516	292,553
Comprehensive loss attributable to noncontrolling interests in subsidiaries	1,454	857	722
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUBESMART, L.P.	$393,420	$413,373	$293,275

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands, except per unit data)

	General Partner		Accumulated Other	Total	Noncontrolling		Limited Partnership
	OP Units		Comprehensive	CubeSmart L.P.	Interests in	Total	Interests
	Outstanding	Amount	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties
Balance at December 31, 2021	223,918	$2,872,133	$(570)	$2,871,563	$18,597	$2,890,160	$108,220
Contributions from noncontrolling interests in subsidiaries					3,690	3,690
Distributions paid to noncontrolling interests in subsidiaries					(7,387)	(7,387)
Issuance of OP units, net	102	4,877		4,877		4,877
Issuance of restricted OP units	56	1		1		1
Conversion from OP units to shares	475	22,948		22,948		22,948	(22,948)
Exercise of OP unit options	52	1,590		1,590		1,590
Amortization of restricted OP units		5,134		5,134		5,134
OP unit compensation expense		2,543		2,543		2,543
Adjustment for Operating Partnership interests of third parties		27,203		27,203		27,203	(27,203)
Net income (loss)		291,263		291,263	(722)	290,541	1,931
Other comprehensive income, net			79	79		79	2
Common OP unit distributions ($1.78 per unit)		(400,998)		(400,998)		(400,998)	(2,583)
Balance at December 31, 2022	224,603	$2,826,694	$(491)	$2,826,203	$14,178	$2,840,381	$57,419
Contributions from noncontrolling interests in subsidiaries					8,699	8,699
Distributions paid to noncontrolling interests in subsidiaries					(316)	(316)
Issuance of OP units, net		(276)		(276)		(276)
Issuance of restricted OP units	48
Conversion from OP units to shares	126	5,042		5,042		5,042	(5,042)
Exercise of OP unit options	144	2,716		2,716		2,716
Amortization of restricted OP units		6,454		6,454		6,454
OP unit compensation expense		2,818		2,818		2,818
Adjustment for Operating Partnership interests of third parties		(8,084)		(8,084)		(8,084)	8,084
Net income (loss)		410,757		410,757	(857)	409,900	2,535
Other comprehensive income, net			80	80		80	1
Common OP unit distributions ($1.98 per unit)		(446,882)		(446,882)		(446,882)	(2,721)
Balance at December 31, 2023	224,921	$2,799,239	$(411)	$2,798,828	$21,704	$2,820,532	$60,276
Contributions from noncontrolling interests in subsidiaries					10,987	10,987
Distributions paid to noncontrolling interests in subsidiaries					(418)	(418)
Issuance of OP units, net	2,336	118,269		118,269		118,269
Issuance of restricted OP units	55	1		1		1
Conversion from OP units to shares	105	4,716		4,716		4,716	(4,716)
Exercise of OP unit options	348	9,941		9,941		9,941
Amortization of restricted OP units		7,225		7,225		7,225
OP unit compensation expense		3,218		3,218		3,218
Adjustment for Operating Partnership interests of third parties		3,989		3,989		3,989	(3,989)
Net income (loss)		391,180		391,180	(1,454)	389,726	2,159
Other comprehensive income, net			81	81		81
Common OP unit distributions ($2.05 per unit)		(465,592)		(465,592)		(465,592)	(2,537)
Balance at December 31, 2024	227,765	$2,872,186	$(330)	$2,871,856	$30,819	$2,902,675	$51,193

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2024	2023	2022
Operating Activities
Net income	$391,885	$412,435	$292,472
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including amortization of loan procurement costs	209,770	205,379	314,507
Non-cash portion of interest expense related to finance leases	(46)	(44)	(43)
Equity in earnings of real estate ventures	(2,499)	(6,085)	(48,877)
Cash distributed from real estate ventures	4,661	5,467	—
Gain on involuntary conversion, net	—	(4,827)	—
Equity compensation expense	11,487	10,089	9,081
Accretion of fair market value adjustment of debt	(295)	(886)	(1,099)
Changes in other operating accounts:
Other assets	(7,469)	(10,138)	3,498
Accounts payable and accrued expenses	24,025	96	20,395
Other liabilities	(445)	(350)	1,532
Net cash provided by operating activities	$631,074	$611,136	$591,466
Investing Activities
Acquisitions of storage properties	(42,402)	(22,429)	(89,004)
Acquisition of controlling interest in consolidated joint ventures, net of cash acquired	(57,176)	—	—
Additions and improvements to storage properties	(43,575)	(39,853)	(41,233)
Development costs	(29,959)	(47,521)	(24,358)
Investments in real estate ventures	(1,301)	(21)	(21)
Cash distributed from real estate ventures	5,454	8,344	62,656
Funding of note receivable	(5,000)	—	—
Proceeds from sales of real estate, net	—	238	43,193
Proceeds from involuntary conversion, net	—	7,424	—
Net cash used in investing activities	$(173,959)	$(93,818)	$(48,767)
Financing Activities
Proceeds from:
Revolving credit facility	697,039	794,447	633,950
Principal payments on:
Revolving credit facility	(715,139)	(837,247)	(782,950)
Mortgage loans and notes payable	(32,341)	(32,591)	(2,426)
Loan procurement costs	—	(69)	(3,885)
Issuance of OP units, net	118,270	(276)	4,877
Cash paid upon vesting of restricted OP units	(1,044)	(817)	(1,403)
Exercise of OP unit options	9,941	2,716	1,590
Contributions from noncontrolling interests in subsidiaries	372	1,100	350
Distributions paid to noncontrolling interests in subsidiaries	(418)	(316)	(7,387)
Distributions paid to OP unitholders	(464,349)	(444,973)	(389,808)
Net cash used in financing activities	$(387,669)	$(518,026)	$(547,092)
Change in cash, cash equivalents and restricted cash	69,446	(708)	(4,393)
Cash, cash equivalents and restricted cash at beginning of period	8,217	8,925	13,318
Cash, cash equivalents and restricted cash at end of period	$77,663	$8,217	$8,925
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$92,609	$95,498	$92,293
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$(200)	$—	$(700)
Mortgage loan assumptions	$115,828	$—	$—
Accretion of put liability	$—	$—	$2,444
Derivative valuation adjustment	$81	$81	$81
Contributions from noncontrolling interests in subsidiaries	$10,615	$7,599	$3,340

See accompanying notes to the consolidated financial statements.

CUBESMART AND CUBESMART L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms the “Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of December 31, 2024, the Company owned (or partially owned and consolidated) 631 self-storage properties located in the District of Columbia and 25 states throughout the United States which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties (see note 15).

As of December 31, 2024, the Parent Company owned approximately 99.5% of the partnership interests (“OP Units” or “common units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company. These interests were issued in the form of OP Units and were a component of the consideration the Company paid to acquire certain self-storage properties. Limited partners who acquired OP Units have the right to require the Operating Partnership to redeem part or all of their OP Units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company. However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity on the Company’s consolidated balance sheets. Net income or loss related to these noncontrolling interests is excluded from net income or loss within the Company’s consolidated statements of operations. The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Operating Partnership reflected these interests at their redemption value as of December 31, 2024, as the estimated redemption value exceeded their carrying value.

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

Depreciation and Amortization

The costs of self-storage properties and improvements are depreciated using the straight-line method based on estimated useful lives ranging from five to 39 years. Right-of-use assets associated with finance leases are amortized from the lease commencement date to the earlier of the useful life of the right-to-use asset or the end of the lease term. Fully depreciated or amortized assets and the associated accumulated depreciation or amortization are written off. The Company wrote off fully depreciated or amortized real estate assets and in-place lease intangible assets of $27.6 million and $2.0 million, respectively, for the year ended December 31, 2024, and $29.1 million and $3.4 million, respectively, for the year ended December 31, 2023.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events or circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the asset’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2024, 2023 and 2022.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no assets classified as held for sale as of December 31, 2024.

Cash and Cash Equivalents

Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company may maintain cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash generally consists of cash deposits required for debt service, capital replacement and expense reserves in connection with the terms of our loan agreements, as well as utility and other deposits.

Loan Procurement Costs

Loan procurement costs related to borrowings were $57.2 million and $53.7 million as of December 31, 2024 and 2023, respectively, and are reported net of accumulated amortization of $30.4 million and $25.3 million as of December 31, 2024 and 2023, respectively. In accordance with ASU No. 2015-03, Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability. If there is not an associated debt liability recorded on the Company’s consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company’s revolving credit facility remain in Loan procurement costs, net of amortization on the Company’s consolidated balance sheets. The costs are amortized over the estimated life of the related debt using the effective interest method and are reported as Loan procurement amortization expense within the Company’s consolidated statements of operations.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method of accounting, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate ventures, and subsequently adjusted for equity in earnings (losses), cash contributions, distributions and impairments. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of the Company’s ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2024 and 2023.

Differences between the Company's net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. As of December 31, 2024 and 2023, the Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $31.0 million and $31.8 million, respectively. These differences are amortized over the estimated useful lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures within the Company’s consolidated statements of operations.

Other Assets

Other assets are comprised of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	(in thousands)
Intangible assets, net of accumulated amortization of $1,782 and $164, respectively	$10,332	$1,806
Accounts receivable, net	10,372	8,944
Prepaid property taxes	9,272	8,171
Prepaid insurance	5,768	4,879
Amounts due from affiliates (see note 14)	18,866	18,045
Assets related to deferred compensation arrangements	63,761	60,038
Right-of-use assets - operating leases	49,435	50,476
Ground lease receivable	6,249	6,193
Note receivable (1)	5,000	—
Other	4,573	4,732
Total other assets, net	$183,628	$163,284

(1)	On October 8, 2024, the Company loaned $5.0 million to an owner of five third-party stores managed by the Company, in exchange for a note receivable of the same amount bearing interest at 10.00% per year. The note matures on May 7, 2026 and is collateralized by a pledge of the ownership interests in the underlying properties. The Company believes that this note receivable is fully collectible. The interest income related to this note is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

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

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing and other media advertisements. These costs are expensed as incurred. The Company incurred $26.0 million, $24.5 million and $22.4 million in advertising and marketing expenses for the years ended December 31, 2024, 2023 and 2022, respectively, which are included in Property operating expenses within the Company’s consolidated statements of operations.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and other offering costs are reflected as a reduction to additional paid-in capital. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $1.5 million, $0.3 million and $0.2 million, respectively, of equity offering costs related to the issuance of common shares.

Other Property Related Income

Other property related income consists of late fees, administrative charges, customer storage protection plan fees, sales of storage supplies and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service. Interest is capitalized to the related asset(s) using the weighted average rate of the Company’s outstanding debt. For the years ended December 31, 2024, 2023 and 2022, the Company capitalized $1.2 million, $1.3 million and $1.3 million, respectively, of interest incurred that is directly associated with construction activities.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives using observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks. The Company had no outstanding derivatives as of December 31, 2024 or 2023.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes. The net tax basis in the Company’s assets was approximately $6,122.3 million and $6,022.1 million as of December 31, 2024 and 2023, respectively.

Since the Company’s initial quarter as a publicly-traded REIT, it has made regular quarterly distributions to its shareholders. Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital. Annually, the Company provides each of its shareholders a statement detailing the tax characterization of distributions paid during the preceding year as ordinary income, capital gain or return of capital. The Company’s distributions for 2024 consisted of a 95.2443% ordinary income distribution and a 4.7557% non-dividend distribution.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the Company’s net capital gains and (c) 100% of prior year undistributed taxable income exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2024, 2023 or 2022.

Taxable REIT subsidiaries are subject to federal and state income taxes. Our taxable REIT subsidiaries had a net deferred tax liability of $1.1 million as of both December 31, 2024 and 2023.

Earnings per Share and Unit

Basic earnings per share and unit are calculated based on the weighted average number of common shares and restricted shares outstanding during the period. Diluted earnings per share and unit is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method. Potentially dilutive securities calculated under the treasury stock method were 797,000, 817,000 and 953,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires the disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and a reconciliation of segment profit or loss to net income. The title and position of the CODM must also be disclosed, along with how the CODM uses the reported measures to assess segment performance and to allocate resources. Entities with a single reportable segment (such as the Company) will be required to provide the disclosures required by Topic 280, as amended. The standard became effective for the Company on January 1, 2024 and the required disclosures for the Company are included herein (see note 15).

Concentration of Credit Risk

The Company’s stores are located in major metropolitan and rural areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. The stores in New York, Florida, California and Texas provided approximately 18%, 14%, 11% and 9%, respectively, of the Company’s total revenues for the year ended December 31, 2024. The stores in New York, Florida, California and Texas provided approximately 17%, 15%, 11% and 9%, respectively, of the Company’s total revenues for the year ended December 31, 2023. The stores in New York, Florida, California and Texas provided approximately 16%, 15%, 11% and 9%, respectively, of the Company’s total revenues for the year ended December 31, 2022.

3.  STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	December 31,
	2024	2023

	(in thousands)
Land	$1,645,549	$1,594,742
Buildings and improvements	5,759,848	5,517,544
Equipment	147,709	144,372
Construction in progress	33,723	69,010
Right-of-use assets - finance leases	41,945	41,945
Storage properties	7,628,774	7,367,613
Less: Accumulated depreciation	(1,590,588)	(1,416,377)
Storage properties, net	$6,038,186	$5,951,236

The following table summarizes the Company’s acquisition and disposition activity for the years ended December 31, 2024, 2023 and 2022:

			Number of	Transaction Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2024 Acquisitions:

Connecticut Assets	Hartford-West Hartford-East Hartford, CT	January 2024	2	$20,200
Oregon Asset	Portland-Vancouver-Beaverton, OR-WA	November 2024	1	10,450
Pennsylvania Asset	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	November 2024	1	11,500
Hines Portfolio (1)	Dallas-Fort Worth-Arlington, TX	December 2024	14	157,250
			18	$199,400

2023 Acquisition:

New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2023	1	$22,000
			1	$22,000

2023 Disposition:

Illinois Asset (2)	Chicago-Naperville-Joliet, IL-IN-WI	December 2023	1	$8,000
			1	$8,000

2022 Acquisitions:

Maryland Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	February 2022	1	$32,000
Texas Asset	San Antonio, TX	June 2022	1	23,000
Georgia Asset	Atlanta, GA	July 2022	1	20,700
			3	$75,700

(1)	These stores are owned by consolidated joint ventures in which the Company acquired an 85% ownership interest. Transaction price represents the acquisition of this ownership interest.

(2)	This store was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

4.  INVESTMENT ACTIVITY

2024 Acquisitions

In December 2024, the Company acquired an 85% ownership interest in seven consolidated joint ventures (see note 12) that collectively own 14 stores located in Texas (the “Hines Portfolio”) for approximately $157.3 million. The Hines Portfolio is encumbered by two mortgage loans that, at the time of the acquisition, had aggregate outstanding principal amounts totaling $115.4 million. Upon the Company’s purchase of its ownership interest, the mortgage debt was recorded at a fair value of $115.8 million, which included an aggregate net premium of $0.4 million to reflect the estimated fair value at the time of the purchase. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $10.1 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the year ended December 31, 2024 was approximately $0.8 million.

During the year ended December 31, 2024, the Company acquired four additional stores located in Connecticut (2), Oregon (1) and Pennsylvania (1) for an aggregate purchase price of $42.2 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $2.0 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the year ended December 31, 2024 was approximately $0.9 million.

2023 Acquisition

During the year ended December 31, 2023, the Company acquired one store located in New Jersey for a purchase price of $22.0 million. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $2.0 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the years ended December 31, 2024 and 2023 were approximately $1.8 million and $0.2 million, respectively.

2023 Dispositions

During the year ended December 31, 2023, the Company sold the California Yacht Club, which it purchased in December 2021 as part of its acquisition of LAACO, Ltd., for $0.8 million. A loss of $0.2 million was recognized in conjunction with the sale. This loss is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

Additionally, in December 2023, a store was subject to an involuntary conversion by the Department of Transportation of the State of Illinois. The Company received $8.0 million as consideration and recorded a gain of $4.8 million. This gain is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

2022 Acquisition

During the year ended December 31, 2022, the Company acquired three stores located in Georgia (1), Maryland (1) and Texas (1) for an aggregate purchase price of $75.7 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $3.4 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the years ended December 31, 2023 and 2022 was approximately $1.1 million and $2.3 million, respectively. There was no amortization expense recognized for these in-place leases during the year ended December 31, 2024.

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

2022 Disposition

During the year ended December 31, 2022, the Company sold the Los Angeles Athletic Club, which it purchased in December 2021 as part of its acquisition of LAACO, Ltd., for $44.0 million. No gain or loss was recognized in conjunction with the sale.

Development Activity

As of December 31, 2024, the Company held ownership interests in consolidated joint ventures to develop two self-storage properties located in New York. Construction for these projects is expected to be completed by the third quarter of 2025. As of December 31, 2024, development costs incurred to date for these projects totaled $23.6 million. Total construction costs for these projects are expected to be $45.7 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction of and opened for operation the following stores since January 1, 2022. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Astoria, NY	1	Q2 2024	70%	$45,900
Clark, NJ	1	Q2 2024	90%	15,900
Valley Stream, NY (1)	1	Q3 2022	100%	37,200
Vienna, VA (2)	1	Q2 2022	80%	21,800
	4			$120,800

(1)	This store was previously owned by a consolidated joint venture, in which the Company held a 51% ownership interest. On January 18, 2023, the noncontrolling member in the venture that owned this store put its 49% interest in the venture to the Company for $15.3 million. The cash payment related to this transaction is included in Development costs in the consolidated statements of cash flows.

(2)	This store is located adjacent to an existing store. Given this proximity, this store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures are summarized as follows (dollars in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	December 31,		December 31,
Unconsolidated Real Estate Ventures	Interest	2024	2023	2024	2023
Fontana Self Storage, LLC ("Fontana") (1)	50%	1	1	$13,200	$13,575
Rancho Cucamonga Self Storage, LLC ("RCSS") (1)	50%	1	1	20,107	20,679
191 V CUBE LLC ("HVP V")	20%	6	6	11,353	12,759
191 IV CUBE LLC ("HVP IV")	20%	28	28	14,591	17,085
CUBE HHF Northeast Venture LLC ("HHFNE")	10%	13	13	1,469	951
CUBE HHF Limited Partnership ("HHF")	50%	28	28	31,253	33,239
		77	77	$91,973	$98,288

(1)	On December 9, 2021, the Company completed the acquisition of LAACO, Ltd. which included a 50% interest in Fontana and RCSS, each of which owns one self-storage property in California. As of the date of acquisition, the Company recognized differences between the Company’s equity investment in Fontana and RCSS and the underlying equity reflected at the venture level. As of December 31, 2024, this difference was $12.4 million for Fontana and $18.6 million for RCSS. These differences are being amortized over the estimated useful life of the self-storage properties owned by the ventures.

As of December 31, 2024, the Company also held a 10% interest in 191 IV CUBE Southeast LLC ("HVPSE"). On August 30, 2022, HVPSE sold all 14 of its stores to an unaffiliated third-party buyer for an aggregate sales price of $235.0 million. During the year ended December 31, 2023, the Company received distributions of $1.7 million in excess of its investment in HVPSE from proceeds that were held back at the time of the sale. These distributions are included in Equity in earnings of real estate ventures within the Company’s consolidated statements of operations. As of December 31, 2024 and 2023, HVPSE had no significant assets or liabilities.

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

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of December 31, 2024 and 2023:

	December 31,
	2024	2023

Assets	(in thousands)
Storage properties, net	$684,067	$715,142
Other assets	17,126	10,382
Total assets	$701,193	$725,524

Liabilities and equity
Debt	$472,633	$470,573
Other liabilities	17,462	18,557
Equity
CubeSmart	60,993	66,446
Joint venture partners	150,105	169,948
Total liabilities and equity	$701,193	$725,524

The following is a summary of results of operations of the Ventures for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
	2024	2023	2022

	(in thousands)
Total revenues	$100,049	$99,442	$102,910
Operating expenses	(41,096)	(40,677)	(42,408)
Other expenses	(422)	(347)	(484)
Interest expense, net	(25,570)	(17,189)	(15,568)
Depreciation and amortization	(29,404)	(30,607)	(36,866)
Gains from sale of real estate, net	—	—	114,107
Net income	$3,557	$10,622	$121,691
Company’s share of net income	$2,499	$6,085	$48,877

6.  UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2024	2023	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(8,495)	(10,148)
Less: Loan procurement costs, net	(10,874)	(13,362)
Total unsecured senior notes, net	$2,780,631	$2,776,490

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2024, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7.  REVOLVING CREDIT FACILITY

On October 26, 2022, the Company amended and restated, in its entirety, its unsecured revolving credit agreement (the “Second Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of an $850.0 million unsecured revolving credit facility (the “Revolver”) maturing on February 15, 2027. Under the Second Amended and Restated Credit Facility, pricing on the Revolver is dependent upon the Company’s unsecured debt credit ratings and leverage levels. At the Company’s current unsecured debt credit ratings and leverage levels, amounts drawn under the Revolver are priced using a margin of 0.775% plus a facility fee of 0.15% over the Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment.

As of December 31, 2024, the Revolver had an effective interest rate of 5.52%. Additionally, as of December 31, 2024, $849.4 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the year ended December 31, 2024, the Operating Partnership was in compliance with all financial covenants of the Second Amended and Restated Credit Facility.

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	December 31,		Effective	Maturity
Mortgage Loans and Notes Payable	2024	2023	Interest Rate	Date

	(in thousands)
Annapolis I, MD (1)	$—	$4,703	3.78%	May-24
Brooklyn XV, NY (1)	—	14,746	2.15%	May-24
Long Island City IV, NY (1)	—	11,946	2.15%	May-24
Long Island City II, NY	17,368	17,834	2.25%	Jul-26
Long Island City III, NY	17,371	17,839	2.25%	Aug-26
Allen, TX (2)	7,432	—	6.29%	Aug-26
Dallas-Fort Worth, TX (2)	108,000	—	6.23%	May-29
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	204,471	121,368
Plus: Unamortized fair value adjustment	6,137	7,689
Less: Loan procurement costs, net	(4,693)	(871)
Total mortgage loans and notes payable, net	$205,915	$128,186

(1)	These mortgage loans were repaid in full in May 2024.

(2)	The Company owns an 85% interest in consolidated joint ventures that are the borrowers on these mortgage loans.

As of December 31, 2024 and 2023, the Company’s mortgage loans and notes payable were secured by certain of its self-storage properties with net book values of approximately $403.9 million and $356.1 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of December 31, 2024 (in thousands):

2025	$1,185
2026	40,986
2027	—
2028	—
2029	162,300
2030 and thereafter	—
Total principal payments	$204,471

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents unrealized losses on interest rate swaps (see note 10). The following table summarizes the changes in accumulated other comprehensive loss for the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023

	(in thousands)
Beginning balance	$(413)	$(494)
Reclassification of realized losses on interest rate swaps (1)	81	81
Ending balance	(332)	(413)
Less: portion included in noncontrolling interests in the Operating Partnership	2	2
Total accumulated other comprehensive loss included in equity	$(330)	$(411)

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects within its consolidated statements of operations realized and unrealized gains and losses with respect to the derivative. As of December 31, 2024 and 2023, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the Company’s consolidated balance sheets at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of $300.0 million of outstanding 4.375% senior notes due 2029

(the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of $0.1 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during 2024. The Company estimates that $0.1 million will be reclassified as an increase to interest expense during 2025.

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

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other financial instruments included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at December 31, 2024 and 2023.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023

	(in thousands)
Carrying value	$2,986,546	$2,922,776
Fair value	2,728,503	2,631,221

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations as of December 31, 2024 and 2023. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within Level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and the respective debt maturities.

12.  NONCONTROLLING INTERESTS

Interests in Consolidated Joint Ventures

Noncontrolling interests in subsidiaries represent the ownership interests of third parties in the Company’s consolidated joint ventures. All consolidated joint ventures were formed to develop, own and operate new stores with the exception of Anoka and Hines (both defined below), which both owned existing stores that had commenced operations prior to the Company’s acquisition of its ownership interest. The following table summarizes the Company’s consolidated joint ventures, each of which are accounted for as VIEs:

		CubeSmart	December 31, 2024
	Number	Ownership	Total	Total	Related Party
Consolidated Joint Ventures	of Stores	Interest	Assets	Liabilities	Loans (1)

			(in thousands)
Hines Capital ("Hines") (2)	14	85%	$186,516	$116,977	$—
New Rochelle Investors, LLC ("New Rochelle")	1	70%	29,854	6,680	5,237
1074 Raritan Road, LLC ("Clark")	1	90%	15,632	10,282	10,195
350 Main Street, LLC ("Port Chester")	1	90%	9,040	2,567	1,401
Astoria Investors, LLC ("Astoria")	1	70%	45,308	31,992	29,796
CS Lock Up Anoka, LLC ("Anoka")	1	50%	9,728	5,572	5,526
CS Valley Forge Village Storage, LLC ("VFV")	1	70%	18,507	14,885	14,792
CS Vienna, LLC ("Vienna")	1	80%	29,318	34,802	34,486
SH3, LLC ("SH3")	1	90%	35,571	290	—
	22		$379,474	$224,047	$101,433

(1)	Related party loans represent amounts payable from the joint venture to the Company and are included in total liabilities within the table above. The loans and related party interest have been eliminated for consolidation purposes.

(2)	Consists of seven consolidated joint ventures.

Operating Partnership Ownership

During the years ended December 31, 2024, 2023 and 2022, 105,757, 126,087 and 475,046 OP Units, respectively, were redeemed for common shares of the Company.

As of December 31, 2024 and 2023, 1,194,705 and 1,300,462 OP Units, respectively, were owned by third parties. The per unit cash redemption amount of the outstanding OP Units owned by third parties was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the year. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value as of December 31, 2024 and 2023. The aggregate redemption value of the 1,194,705 OP Units owned by third parties as of December 31, 2024 was $51.2 million.

13. LEASES

CubeSmart as Lessor

The Company derives rental revenue primarily from rents received from customers who rent cubes at its self-storage properties under month-to-month leases for personal or business use. The self-storage lease agreements utilized by the Company vary slightly to comply with state-specific laws and regulations, but, subject to such laws and regulations, generally provide for automatic monthly renewals, flexibility to increase rental rates over time as market conditions permit and the collection of contingent fees such as administrative and late fees. None of the self-storage lease agreements contain options that allow the customer to purchase the leased self-storage space at any time during, or at the expiration of, the lease term. All self-storage leases in which the Company serves as lessor have been classified as operating leases. Accordingly, storage cubes are carried at historical cost less accumulated depreciation and impairment, if any, and are included in Storage properties on the Company’s consolidated balance sheets. Operating lease income for amounts received under the Company’s self-storage lease agreements is recognized on a straight-line basis which, due to the month-to-month nature of the leases, results in the recognition of income during the initial term and each subsequent monthly renewal using the then-in-place rent amount. Operating lease income is included in Rental income within the Company’s consolidated statements of operations. Variable lease income related to the Company’s self-storage lease agreements consists of administrative and late fees charged to customers. For the years ended December 31, 2024, 2023 and 2022, administrative and late fees totaled $34.3 million, $30.0 million, and $27.8 million, respectively, and are included in Other property related income within the Company’s consolidated statements of operations.

CubeSmart as Lessee

The Company serves as lessee in lease agreements for land, office space, automobiles and certain equipment, which have remaining lease terms of up to 40 years. Certain of the Company’s leases (1) provide for one or more options to renew, with renewal options that can extend the lease up to 69 years, (2) allow for early termination at certain points during the lease term and/or (3) give the Company the option to purchase the leased property. In all cases, the exercise of the lease renewal, termination and purchase options, if provided for in the lease, are at the Company’s sole discretion. Certain of the Company’s lease agreements, particularly its land leases, require rental payments that are periodically adjusted for inflation using a defined index. None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. Lease expense for payments related to the Company’s finance leases is recognized as interest expense using the interest method over the related lease term. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

For the years ended December 31, 2024, 2023 and 2022, the Company’s lease cost consists of the following components:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Finance lease cost:
Amortization of finance lease right-of-use assets	$964	$964	$964
Interest expense related to finance lease liabilities	2,137	2,138	2,140
Operating lease cost	3,003	3,064	2,980
Short-term lease cost (1)	1,235	1,375	868
Total lease costs	$7,339	$7,541	$6,952

Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows for finance leases	$2,183	$2,183	$2,183
Operating cash outflows for operating leases	2,536	2,601	2,453
Total cash outflows for lease liability measurement	$4,719	$4,784	$4,636

(1)	Represents automobile leases that have a lease term of 12 months. The Company has made an accounting policy election not to apply the recognition requirements of ASC 842 to this asset class. The lease cost associated with these leases is recognized on a straight-line basis over the related lease term.

The following table represents supplemental balance sheet information related to leases as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	(dollars in thousands)
Finance Leases
Right-of-use assets included in Storage properties, net	$41,945	$41,945
Lease liabilities included in Lease liabilities - finance leases	$65,668	$65,714

Operating Leases
Right-of-use assets included in Other assets, net	$49,435	$50,476
Lease liabilities included in Accounts payable, accrued expenses and other liabilities	$49,968	$50,324

Weighted Average Lease Term (in years)
Finance leases	39.5	40.5
Operating leases	31.1	32.0

Weighted Average Discount Rate
Finance leases	3.25%	3.25%
Operating leases	4.52%	4.52%

The following table represents the future lease liability maturities as of December 31, 2024 (in thousands):

	Finance	Operating
2025	$2,224	$2,524
2026	2,334	2,587
2027	2,371	2,618
2028	2,371	2,649
2029	2,371	2,677
2030 and thereafter	113,484	84,041
Total lease payments	125,155	97,096
Less: Imputed interest	(59,487)	(47,128)
Present value of lease liabilities	$65,668	$49,968

As of December 31, 2024, the Company has not entered into any lease agreements that are set to commence in the future.

14.  RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the years ending December 31, 2024, 2023 and 2022 totaled $4.8 million, $4.8 million and $5.1 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These reimbursements consist of amounts due for management fees, payroll and other store expenses. The amounts due to the Company were $18.9 million and $18.0 million as of December 31, 2024 and 2023, respectively, and are included in Other assets, net on the Company’s consolidated balance sheets. Additionally, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $101.4 million and $86.3 million as of December 31, 2024 and 2023, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP V, HVPSE, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP V, HVPSE, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVP V, HVPSE, HVP IV and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the year ended December 31, 2022, the Company recognized $0.6 million in fees associated with property transactions. No such fees were recognized during the years ended December 31, 2024 or 2023. Property transaction fees are included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

In April 2022, the Company began serving as lessor in a ground lease related to land underlying an HVP IV property located in Texas (see note 4). During the years ended December 31, 2024, 2023, and 2022, the Company recognized income associated with this ground lease of $0.4 million, $0.4 million and $0.2 million, respectively. This income is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

15.  SEGMENT INFORMATION

Overview

The Company has one operating segment: the ownership, operation, development, management, and acquisition of self-storage properties (the “self-storage segment”). Accordingly, the self-storage segment is the Company’s only reportable segment. The self-storage segment derives substantially all of its revenue from customers who lease self-storage space at the Company’s self-storage properties and fees earned from managing self-storage properties. Expenses incurred by the segment relate to expenses directly related to these revenue-generating activities, the depreciation and amortization of the Company’s assets, and other expenses incurred for the administration and financing of the Company’s operations.

The accounting policies applicable to the self-storage segment are the same as those described in the summary of significant accounting policies (see note 2). The Company does not have intra-entity sales or transfers. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer.

In determining the Company’s operating segment, management considered the reports and information that the CODM reviews, the Company’s organizational structure, the basis of the Company’s incentive compensation, and the information discussed on the Company’s earnings calls and presented on its website. After such analysis, management determined that the Company is primarily and fundamentally managed at the consolidated level, with one operating segment.

Segment Assets

The CODM does not regularly review total assets for our single reportable segment as total assets are not used to assess performance or allocate resources.

Segment Profit or Loss

As a single-segment entity, the Company’s measure of segment profit or loss is net income, which is reported on the Company’s consolidated statements of operations. This measure includes all of the Company’s revenues and expenses, allowing the CODM to evaluate the self-storage segment’s overall performance and informing the CODM’s decisions to allocate resources to different operational, investing and financing aspects of the self-storage segment.

The following table details the revenues and significant segment-level expenses of the self-storage segment.

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Total revenues	$1,066,231	$1,050,334	$1,009,624

Significant segment-level expenses (income):
Property taxes	106,090	97,650	98,186
Personnel expense	87,418	80,469	83,253
Advertising	26,000	24,508	22,432
Repair and maintenance	11,592	10,919	9,952
Utilities	24,505	24,104	24,080
Property insurance	15,377	13,085	10,054
Other property operating expenses	46,768	44,045	45,303
Total property operating expenses	317,750	294,780	293,260

Depreciation and amortization	205,703	201,238	310,610
General and administrative	59,663	57,041	54,623
Interest expense on loans	90,820	93,065	93,284
Loan procurement amortization expense	4,067	4,141	3,897
Equity in earnings of real estate ventures	(2,499)	(6,085)	(48,877)
Other	(1,158)	(6,281)	10,355
Net income	$391,885	$412,435	$292,472

16.  COMMITMENTS AND CONTINGENCIES

Development Commitments

The Company has agreements with developers for the construction of two new self-storage properties (see note 4), which will require payments of approximately $24.2 million, due in installments upon completion of certain construction milestones, during 2025.

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

17.  SHARE-BASED COMPENSATION PLANS

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

Upon shareholder approval of the amendment and restatement of the Plan on June 1, 2016, 4,500,000 additional common shares were made available for award under the Plan. As a result, these 4,500,000 additional shares, together with the 991,117 shares that remained available for future awards under the Plan at the time of the shareholder approval, plus any common shares that are restored to availability upon expiration or forfeiture of outstanding options or restricted share awards, would constitute the “Aggregate Share Reserve”. As of December 31, 2024: (i) 687,537 common shares remained available for future awards under the Plan; (ii) 379,414 unvested restricted share awards were outstanding under the Plan; and (iii) 2,816,466 common shares were subject to outstanding options under the Plan.

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

Share Options

The fair values for options granted in 2024, 2023 and 2022 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2024		2023		2022
Risk-free interest rate	3.9%		4.1%		1.5%
Expected dividend yield	4.1%		4.1%		3.7%
Volatility (1)	27.00%		26.00%		25.00%
Weighted average expected life of the options (2)	6	years	6	years	6	years
Weighted average grant date fair value of options granted per share	$9.30		$7.90		$8.83
Term	10	years	10	years	10	years

(1)	Expected volatility is based upon the Company’s historical daily share prices.

(2)	The expected life is based on the contractual term of the options as well as the weighted average vesting period.

In 2024, 2023 and 2022, the Company recognized compensation expense related to options issued to employees and executives of approximately $3.2 million, $2.8 million and $2.5 million, respectively, which is included in General and administrative expense within the Company’s consolidated statements of operations. The share options vest ratably over three years subject to certain accelerated vesting due to the age and years of service of certain employees. As of December 31, 2024, the Company had approximately $3.5 million of unrecognized option compensation costs related to all grants that are expected to be recognized over a weighted average period of 1.7 years.

The table below summarizes the option activity under the Plan for the year ended December 31, 2024:

	Options	Weighted Average Strike Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2023	2,763,159	$34.75	5.95
Options granted	401,075	46.35	9.00
Options exercised	(347,768)	28.58	3.28
Balance at December 31, 2024	2,816,466	$37.16	5.79

Vested or expected to vest at December 31, 2024	2,816,466	$37.16	5.79
Exercisable at December 31, 2024	2,045,624	$33.96	4.81

As of December 31, 2024, the aggregate intrinsic value of options that were exercisable was approximately $21.1 million. As of that date, the aggregate intrinsic value of options that had vested or were expected to vest was approximately $21.8 million. The aggregate intrinsic value of options exercised was approximately $6.1 million, $3.9 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Restricted Shares & Performance Units

During 2024, 2023 and 2022 the Company granted restricted shares to employees and Trustees and also granted performance units to certain executives.

The fair values for restricted share awards made under the Plan were valued at the grant date fair value, which is the market price of the underlying common shares. The shares vest over either a 3-year or 5-year period beginning with the first anniversary of the grant and subject to certain accelerated vesting due to the age and years of service of certain employees.

Performance units represent the right to earn common shares. The performance units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date. The performance units are awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly-traded REITs over a three-year period. The performance units cliff vest upon the third anniversary of the effective date. The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards, the key assumptions of which are as follows:

Assumptions:	2024	2023	2022
Risk-free interest rate	4.1%	4.2%	1.0%
Volatility (1)	26.00%	32.00%	28.00%

(1)	Expected volatility is based upon the Company’s historical daily share prices.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense related to restricted shares and performance units of approximately $8.3 million, $7.3 million and $6.5 million, respectively, which is included in General and administrative expense within the Company’s consolidated statements of operations. The following table presents non-vested restricted share and performance unit activity under the Plan for the year ended December 31, 2024:

Number of Non-
Vested Restricted
Shares and Performance Units
Non-Vested at January 1, 2024	360,529
Granted	190,865
Vested	(161,366)
Forfeited	(10,614)
Non-Vested at December 31, 2024	379,414

The weighted average fair value of restricted shares and performance units granted during the years ended December 31, 2024, 2023 and 2022 was $51.58, $46.94 and $61.41, respectively. The total fair value of restricted shares and performance units vested during the years ended December 31, 2024, 2023 and 2022 was $7.1 million, $6.1 million and $5.6 million, respectively. As of December 31, 2024 the Company had approximately $9.6 million of remaining unrecognized restricted share and performance unit compensation costs that are expected to be recognized over a weighted average period of 2.0 years.

18.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	For the year ended December 31,
	2024	2023	2022

	(dollars and shares in thousands, except per share amounts)
Net income	$391,885	$412,435	$292,472
Net income attributable to noncontrolling interests in the Operating Partnership	(2,159)	(2,535)	(1,931)
Net loss attributable to noncontrolling interests in subsidiaries	1,454	857	722
Net income attributable to the Company's common shareholders	$391,180	$410,757	$291,263

Weighted average basic shares outstanding	226,353	225,424	224,928
Share options and restricted share units	797	817	953
Weighted average diluted shares outstanding	227,150	226,241	225,881

Basic earnings per share attributable to common shareholders	$1.73	$1.82	$1.29
Diluted earnings per share attributable to common shareholders (1)	$1.72	$1.82	$1.29

Dividends declared per common share	$2.05	$1.98	$1.78

(1)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 were 0.7 million, 0.7 million and 0.3 million, respectively.

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and OP Units owned by third parties have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average outstanding OP Units owned by third parties for the years ended December 31, 2024, 2023 and 2022 were 1.3 million, 1.4 million and 1.5 million, respectively.

Earnings per unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	For the year ended December 31,
	2024	2023	2022

	(dollars and units in thousands, except per unit amounts)
Net income	$391,885	$412,435	$292,472
Net loss attributable to noncontrolling interests in subsidiaries	1,454	857	722
Net income attributable to CubeSmart, L.P.	$393,339	$413,292	$293,194

Weighted average basic units outstanding	227,603	226,817	226,449
Unit options and restricted share units	797	817	953
Weighted average diluted units outstanding	228,400	227,634	227,402

Basic earnings per unit attributable to CubeSmart, L.P.	$1.73	$1.82	$1.29
Diluted earnings per unit attributable to CubeSmart, L.P. (1)	$1.72	$1.82	$1.29

Dividends declared per common unit	$2.05	$1.98	$1.78

(1)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per unit for the years ended December 31, 2024, 2023 and 2022 were 0.7 million, 0.7 million and 0.3 million, respectively.

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

	As of December 31,
	2024	2023	2022
Outstanding OP Units owned by third parties	1,194,705	1,300,462	1,426,549
Outstanding OP Units owned by the General Partner	227,764,975	224,921,053	224,603,462

Common Shares

The Company maintains an at-the-market equity program that enables it to offer and sell up to 60.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”). The Company’s sales activity under the program for the years ended December 31, 2024, 2023 and 2022 is summarized below:

	For the year ended December 31,
	2024	2023	2022

	(dollars and shares in thousands, except per share amounts)
Number of shares sold	2,336	—	102
Average sales price per share	$51.25	$—	$50.64
Net proceeds after deducting offering costs	$118,269	$—	$4,936

The proceeds from the sales of common shares under the program during the years ended December 31, 2024 and 2022 were used to fund the acquisition and development of self-storage properties and for general corporate purposes. As of December 31, 2024, 2023 and 2022, 3.5 million common shares, 5.8 million common shares and 5.8 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

19.  SUBSEQUENT EVENTS

Subsequent to December 31, 2024, the Company acquired the remaining 80% interest in HVP IV, an unconsolidated real estate venture in which the Company previously owned a 20% noncontrolling interest, for $452.8 million, which included $44.4 million to repay the Company’s portion of the venture’s existing indebtedness. As of the date of acquisition, HVP IV owned 28 stores in Arizona (2), Connecticut (3), Florida (4), Georgia (2), Illinois (5), Maryland (2), Minnesota (1), Pennsylvania (1) and Texas (8).

CUBESMART

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2024

(dollars in thousands)

							Gross Carrying Amount at
		Total		Initial Cost		Costs	December 31, 2024
		Rentable			Buildings	Subsequent		Buildings		Accumulated
	Number of	Square Feet			&	to		&		Depreciation
State	Stores	(unaudited)	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)
Arizona	48	3,096,841	$—	$98,442	$389,514	$30,053	$99,493	$402,748	$502,241	$72,165
California	63	4,785,454	—	371,460	683,683	42,066	373,301	666,971	1,040,272	134,777
Colorado	10	654,192	—	11,812	46,755	5,107	11,786	45,405	57,191	16,226
Connecticut	24	1,341,702	—	23,842	99,319	22,654	25,388	105,112	130,500	40,110
Florida	90	6,792,732	—	104,987	531,360	100,720	112,652	553,858	666,510	206,213
Georgia	22	1,662,605	—	20,015	117,825	12,211	19,826	117,323	137,149	37,606
Illinois	42	2,710,231	—	52,723	219,307	32,557	52,619	226,398	279,017	84,142
Indiana	1	70,386	—	1,134	5,589	263	1,134	5,846	6,980	1,953
Maryland	20	1,686,207	—	40,467	214,985	16,452	41,323	218,596	259,919	63,653
Massachusetts	20	1,256,140	—	31,948	159,000	15,626	32,200	168,628	200,828	43,260
Minnesota	2	175,816	—	2,621	21,655	439	2,621	22,051	24,672	4,009
Nevada	22	1,706,904	—	69,956	394,023	7,222	71,704	399,040	470,744	43,772
New Jersey	30	2,160,765	—	53,445	215,305	46,574	56,956	241,056	298,012	78,607
New Mexico	3	182,261	—	2,866	9,367	2,030	2,867	8,081	10,948	3,880
New York	60	4,813,803	89,039	444,340	1,351,443	64,073	460,567	1,382,189	1,842,756	378,947
North Carolina	9	611,773	—	10,349	44,680	7,190	10,787	47,925	58,712	16,209
Ohio	20	1,294,528	—	13,529	51,265	19,547	14,937	55,517	70,454	24,749
Oregon	1	59,863	—	2,069	7,620	—	2,069	7,620	9,689	38
Pennsylvania	13	950,718	—	18,999	105,338	11,281	18,924	111,143	130,067	27,558
Rhode Island	4	247,305	—	3,480	17,156	1,792	3,481	18,880	22,361	6,144
South Carolina	8	432,324	—	6,117	31,039	2,119	6,117	33,158	39,275	5,368
Tennessee	9	756,220	—	9,117	54,403	7,271	8,991	53,203	62,194	16,740
Texas	90	6,684,450	115,432	136,683	617,741	40,018	136,937	630,730	767,667	133,656
Utah	4	235,763	—	10,763	2,844	5,902	10,623	7,031	17,654	2,215
Virginia	11	1,060,160	—	37,282	138,668	6,264	37,283	137,657	174,940	41,886
Washington D.C.	5	410,676	—	28,759	80,996	2,729	28,802	77,581	106,383	21,038
Other Corporate Assets	—	—	—	2,131	15,447	1,761	2,161	16,101	18,262	4,141
	631	45,839,819	$204,471	$1,609,336	$5,626,327	$503,921	$1,645,549	$5,759,848	$7,405,397	$1,509,062

(A)	Depreciation on buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

Activity in storage properties during the period from January 1, 2022 through December 31, 2024 was as follows (in thousands):

	2024	2023	2022
Storage properties*
Balance at beginning of year	$7,367,613	$7,295,778	$7,183,494
Acquisitions & improvements	324,653	74,259	191,495
Fully depreciated assets	(27,573)	(29,133)	(32,344)
Dispositions and other	(632)	(4,717)	(6,230)
Construction in progress, net	(35,287)	31,426	(40,637)
Balance at end of year	$7,628,774	$7,367,613	$7,295,778

Accumulated depreciation*
Balance at beginning of year	$1,416,377	$1,247,775	$1,085,824
Depreciation expense	201,942	199,065	195,522
Fully depreciated assets	(27,573)	(29,133)	(32,344)
Dispositions and other	(158)	(1,330)	(1,227)
Balance at end of year	$1,590,588	$1,416,377	$1,247,775
Storage properties, net	$6,038,186	$5,951,236	$6,048,003

*These amounts include equipment at the Company’s stores which is excluded from Schedule III.

As of December 31, 2024, the aggregate cost of Storage properties for federal income tax purposes was approximately $8,047.8 million.