Form 10-Q
period 2025-03-31
CubeSmart; CubeSmart, L.P.
filed 2025-05-02
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2025
Common shares, $0.01 par value per share, of CubeSmart	227,954,012

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2025 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust (“REIT”) that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us” or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2025, owned a 99.5% interest in the Operating Partnership. The remaining 0.5% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report. Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2024 and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

●	adverse changes in economic conditions in the real estate industry and in the markets in which we own and operate self-storage properties;

●	the effect of competition from existing and new self-storage properties and operators on our ability to maintain or raise occupancy and rental rates;

●	the failure to execute our business plan;

●	adverse consumer impacts and declines in general economic conditions from inflation, rising interest rates and wage stagnation including the impact on the demand for self-storage, rental rates and fees and rent collection levels;

●	reduced availability and increased costs of external sources of capital;

●	financing risks, including rising interest rates, the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing or future debt;

●	counterparty non-performance related to the use of derivative financial instruments;

●	risks related to our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

●	the failure of acquisitions and developments to close on expected terms, or at all, or to perform as expected;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

●	reductions in asset valuations and related impairment charges;

●	negative publicity relating to our business or industry, which could adversely affect our reputation;

●	increases in operating costs, including, without limitation, insurance, utility and other general expenses, which could adversely affect our financial results;

●	cybersecurity breaches, cyber or ransomware attacks or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships or result in fraudulent payments;

●	risks associated with generative artificial intelligence tools and large language models and the conclusions that these tools and models may draw about our business and prospects in connection with the dissemination of negative opinions, characterizations or disinformation;

●	changes in real estate, zoning, use and occupancy laws or regulations;

●	risks related to or consequences of earthquakes, hurricanes, windstorms, floods, wildfires, other natural disasters or acts of violence, pandemics, active shooters, terrorism, insurrection or war that impact the markets in which we operate;

●	potential environmental and other material liabilities;

●	governmental, administrative and executive orders, regulations and laws, which could adversely impact our business operations and customer and employee relationships;

●	uninsured or uninsurable losses and the ability to obtain insurance coverage, indemnity or recovery from insurance against risks and losses;

●	changes in the availability of and the cost of labor;

●	other factors affecting the real estate industry generally or the self-storage industry in particular; and

●	other risks identified in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2024 and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2025	2024
	(unaudited)

ASSETS
Storage properties	$8,084,827	$7,628,774
Less: Accumulated depreciation	(1,638,631)	(1,590,588)
Storage properties, net (includes VIE amounts of $369,044 and $363,315, respectively)	6,446,196	6,038,186
Cash and cash equivalents (includes VIE amounts of $4,416 and $2,907, respectively)	10,751	71,560
Restricted cash (includes VIE amounts of $3,035 and $4,439, respectively)	5,003	6,103
Loan procurement costs, net of amortization	2,415	2,731
Investment in real estate ventures, at equity	76,042	91,973
Other assets, net	199,873	183,628
Total assets	$6,740,280	$6,394,181

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,781,666	$2,780,631
Revolving credit facility	382,400	—
Mortgage loans and notes payable, net (includes VIE amounts of $111,915 and $111,728, respectively)	205,500	205,915
Lease liabilities - finance leases	65,649	65,668
Accounts payable, accrued expenses and other liabilities	220,271	229,581
Distributions payable	119,639	119,600
Deferred revenue	42,348	38,918
Total liabilities	3,817,473	3,440,313

Noncontrolling interests in the Operating Partnership	48,784	51,193

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 227,920,222 and 227,764,975 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2,279	2,278
Additional paid-in capital	4,287,772	4,285,570
Accumulated other comprehensive loss	(310)	(330)
Accumulated deficit	(1,445,520)	(1,415,662)
Total CubeSmart shareholders’ equity	2,844,221	2,871,856
Noncontrolling interests in subsidiaries	29,802	30,819
Total equity	2,874,023	2,902,675
Total liabilities and equity	$6,740,280	$6,394,181

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024

REVENUES
Rental income	$232,765	$225,190
Other property related income	29,766	26,316
Property management fee income	10,505	9,900
Total revenues	273,036	261,406
OPERATING EXPENSES
Property operating expenses	82,934	77,037
Depreciation and amortization	59,156	50,717
General and administrative	16,068	15,625
Total operating expenses	158,158	143,379
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(26,100)	(22,919)
Loan procurement amortization expense	(1,221)	(1,030)
Equity in earnings of real estate ventures	379	845
Other	809	(65)
Total other expense	(26,133)	(23,169)
NET INCOME	88,745	94,858
Net income attributable to noncontrolling interests in the Operating Partnership	(453)	(541)
Net loss attributable to noncontrolling interests in subsidiaries	905	210
NET INCOME ATTRIBUTABLE TO THE COMPANY	$89,197	$94,527

Basic earnings per share attributable to common shareholders	$0.39	$0.42
Diluted earnings per share attributable to common shareholders	$0.39	$0.42

Weighted average basic shares outstanding	228,663	225,767
Weighted average diluted shares outstanding	229,169	226,575

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024

NET INCOME	$88,745	$94,858
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20
OTHER COMPREHENSIVE INCOME:	20	20
COMPREHENSIVE INCOME	88,765	94,878
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(453)	(541)
Comprehensive loss attributable to noncontrolling interests in subsidiaries	905	210
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$89,217	$94,547

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total CubeSmart	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2024	227,765	$2,278	$4,285,570	$(330)	$(1,415,662)	$2,871,856	$30,819	$2,902,675	$51,193
Distributions paid to noncontrolling interests in subsidiaries							(112)	(112)
Issuance of common shares, net			(168)			(168)		(168)
Issuance of restricted shares	103	1				1		1
Conversion from units to shares	52		2,209			2,209		2,209	(2,209)
Equity compensation expense			3,208			3,208		3,208
Taxes withheld upon net settlement of equity compensation			(3,047)			(3,047)		(3,047)
Adjustment for noncontrolling interests in the Operating Partnership					59	59		59	(59)
Net income (loss)					89,197	89,197	(905)	88,292	453
Other comprehensive income, net				20		20		20
Common share distributions ($0.52 per share)					(119,114)	(119,114)		(119,114)	(594)
Balance at March 31, 2025	227,920	$2,279	$4,287,772	$(310)	$(1,445,520)	$2,844,221	$29,802	$2,874,023	$48,784

									Noncontrolling
			Additional	Accumulated Other		Total CubeSmart	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2023	224,921	$2,249	$4,142,229	$(411)	$(1,345,239)	$2,798,828	$21,704	$2,820,532	$60,276
Contributions from noncontrolling interests in subsidiaries							309	309
Distributions paid to noncontrolling interests in subsidiaries							(125)	(125)
Issuance of common shares, net			(10)			(10)		(10)
Issuance of restricted shares	24	1				1		1
Conversion from units to shares	12		561			561		561	(561)
Exercise of stock options	8		201			201		201
Equity compensation expense			2,829			2,829		2,829
Taxes withheld upon net settlement of equity compensation			(838)			(838)		(838)
Adjustment for noncontrolling interests in the Operating Partnership					1,346	1,346		1,346	(1,346)
Net income (loss)					94,527	94,527	(210)	94,317	541
Other comprehensive income, net				20		20		20
Common share distributions ($0.51 per share)					(115,357)	(115,357)		(115,357)	(657)
Balance at March 31, 2024	224,965	$2,250	$4,144,972	$(391)	$(1,364,723)	$2,782,108	$21,678	$2,803,786	$58,253

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months ended March 31,
	2025	2024
Operating Activities
Net income	$88,745	$94,858
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including amortization of loan procurement costs	60,377	51,747
Non-cash portion of interest expense related to finance leases	(19)	(15)
Equity in earnings of real estate ventures	(379)	(845)
Cash distributed from real estate ventures	1,023	1,222
Equity compensation expense	3,208	2,829
Accretion of fair market value adjustment of debt	12	(172)
Changes in other operating accounts:
Other assets	4,065	56
Accounts payable and accrued expenses	(12,405)	(235)
Other liabilities	1,694	705
Net cash provided by operating activities	$146,321	$150,150
Investing Activities
Acquisitions of storage properties	—	(20,147)
Additions and improvements to storage properties	(9,370)	(9,656)
Development costs	(8,017)	(6,101)
Cash paid for partner's interest in real estate venture, net of cash acquired	(451,141)	—
Investments in real estate ventures	—	(305)
Cash distributed from real estate ventures	1,194	1,989
Net cash used in investing activities	$(467,334)	$(34,220)
Financing Activities
Proceeds from:
Revolving credit facility	577,589	213,920
Principal payments on:
Revolving credit facility	(195,189)	(213,620)
Mortgage loans and notes payable	(301)	(456)
Issuance of common shares, net	(167)	(9)
Payments upon net settlement of equity compensation	(3,047)	(838)
Exercise of stock options	—	201
Contributions from noncontrolling interests in subsidiaries	—	309
Distributions paid to noncontrolling interests in subsidiaries	(112)	(125)
Distributions paid to common shareholders	(119,048)	(115,253)
Distributions paid to noncontrolling interests in Operating Partnership	(621)	(663)
Net cash provided by (used in) financing activities	$259,104	$(116,534)
Change in cash, cash equivalents and restricted cash	(61,909)	(604)
Cash, cash equivalents and restricted cash at beginning of period	77,663	8,217
Cash, cash equivalents and restricted cash at end of period	$15,754	$7,613
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$32,319	$31,551
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$20	$20

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Storage properties	$8,084,827	$7,628,774
Less: Accumulated depreciation	(1,638,631)	(1,590,588)
Storage properties, net (includes VIE amounts of $369,044 and $363,315, respectively)	6,446,196	6,038,186
Cash and cash equivalents (includes VIE amounts of $4,416 and $2,907, respectively)	10,751	71,560
Restricted cash (includes VIE amounts of $3,035 and $4,439, respectively)	5,003	6,103
Loan procurement costs, net of amortization	2,415	2,731
Investment in real estate ventures, at equity	76,042	91,973
Other assets, net	199,873	183,628
Total assets	$6,740,280	$6,394,181

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,781,666	$2,780,631
Revolving credit facility	382,400	—
Mortgage loans and notes payable, net (includes VIE amounts of $111,915 and $111,728, respectively)	205,500	205,915
Lease liabilities - finance leases	65,649	65,668
Accounts payable, accrued expenses and other liabilities	220,271	229,581
Distributions payable	119,639	119,600
Deferred revenue	42,348	38,918
Total liabilities	3,817,473	3,440,313

Limited Partnership interests of third parties	48,784	51,193

Commitments and contingencies

Capital
General Partner	2,844,531	2,872,186
Accumulated other comprehensive loss	(310)	(330)
Total CubeSmart, L.P. capital	2,844,221	2,871,856
Noncontrolling interests in subsidiaries	29,802	30,819
Total capital	2,874,023	2,902,675
Total liabilities and capital	$6,740,280	$6,394,181

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended March 31,
	2025	2024

REVENUES
Rental income	$232,765	$225,190
Other property related income	29,766	26,316
Property management fee income	10,505	9,900
Total revenues	273,036	261,406
OPERATING EXPENSES
Property operating expenses	82,934	77,037
Depreciation and amortization	59,156	50,717
General and administrative	16,068	15,625
Total operating expenses	158,158	143,379
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(26,100)	(22,919)
Loan procurement amortization expense	(1,221)	(1,030)
Equity in earnings of real estate ventures	379	845
Other	809	(65)
Total other expense	(26,133)	(23,169)
NET INCOME	88,745	94,858
Net loss attributable to noncontrolling interests in subsidiaries	905	210
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	$89,650	$95,068

Basic earnings per unit attributable to CubeSmart, L.P.	$0.39	$0.42
Diluted earnings per unit attributable to CubeSmart, L.P.	$0.39	$0.42

Weighted average basic units outstanding	229,834	227,057
Weighted average diluted units outstanding	230,340	227,865

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024

NET INCOME	$88,745	$94,858
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20
OTHER COMPREHENSIVE INCOME:	20	20
COMPREHENSIVE INCOME	88,765	94,878
Comprehensive loss attributable to noncontrolling interests in subsidiaries	905	210
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUBESMART, L.P.	$89,670	$95,088

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

				Total			Limited
	General Partner		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units		Comprehensive	L.P.	Interests in	Total	Interests
	Outstanding	Amount	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2024	227,765	$2,872,186	$(330)	$2,871,856	$30,819	$2,902,675	$51,193
Distributions paid to noncontrolling interests in subsidiaries					(112)	(112)
Issuance of OP units, net		(168)		(168)		(168)
Issuance of restricted OP units	103	1		1		1
Conversion from OP units to shares	52	2,209		2,209		2,209	(2,209)
Equity compensation expense		3,208		3,208		3,208
Taxes withheld upon net settlement of equity compensation		(3,047)		(3,047)		(3,047)
Adjustment for Limited Partnership interests of third parties		59		59		59	(59)
Net income (loss)		89,197		89,197	(905)	88,292	453
Other comprehensive income, net			20	20		20
OP unit distributions ($0.52 per unit)		(119,114)		(119,114)		(119,114)	(594)
Balance at March 31, 2025	227,920	$2,844,531	$(310)	$2,844,221	$29,802	$2,874,023	$48,784

				Total			Limited
	General Partner		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units		Comprehensive	L.P.	Interests in	Total	Interests
	Outstanding	Amount	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2023	224,921	$2,799,239	$(411)	$2,798,828	$21,704	$2,820,532	$60,276
Contributions from noncontrolling interests in subsidiaries					309	309
Distributions paid to noncontrolling interests in subsidiaries					(125)	(125)
Issuance of OP units, net		(10)		(10)		(10)
Issuance of restricted OP units	24	1		1		1
Conversion from OP units to shares	12	561		561		561	(561)
Exercise of OP unit options	8	201		201		201
Equity compensation expense		2,829		2,829		2,829
Taxes withheld upon net settlement of equity compensation		(838)		(838)		(838)
Adjustment for Limited Partnership interests of third parties		1,346		1,346		1,346	(1,346)
Net income (loss)		94,527		94,527	(210)	94,317	541
Other comprehensive income, net			20	20		20
OP unit distributions ($0.51 per unit)		(115,357)		(115,357)		(115,357)	(657)
Balance at March 31, 2024	224,965	$2,782,499	$(391)	$2,782,108	$21,678	$2,803,786	$58,253

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$88,745	$94,858
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including amortization of loan procurement costs	60,377	51,747
Non-cash portion of interest expense related to finance leases	(19)	(15)
Equity in earnings of real estate ventures	(379)	(845)
Cash distributed from real estate ventures	1,023	1,222
Equity compensation expense	3,208	2,829
Accretion of fair market value adjustment of debt	12	(172)
Changes in other operating accounts:
Other assets	4,065	56
Accounts payable and accrued expenses	(12,405)	(235)
Other liabilities	1,694	705
Net cash provided by operating activities	$146,321	$150,150
Investing Activities
Acquisitions of storage properties	—	(20,147)
Additions and improvements to storage properties	(9,370)	(9,656)
Development costs	(8,017)	(6,101)
Cash paid for partner's interest in real estate venture, net of cash acquired	(451,141)	—
Investments in real estate ventures	—	(305)
Cash distributed from real estate ventures	1,194	1,989
Net cash used in investing activities	$(467,334)	$(34,220)
Financing Activities
Proceeds from:
Revolving credit facility	577,589	213,920
Principal payments on:
Revolving credit facility	(195,189)	(213,620)
Mortgage loans and notes payable	(301)	(456)
Issuance of OP units, net	(167)	(9)
Payments upon net settlement of equity compensation	(3,047)	(838)
Exercise of OP unit options	—	201
Contributions from noncontrolling interests in subsidiaries	—	309
Distributions paid to noncontrolling interests in subsidiaries	(112)	(125)
Distributions paid to OP unitholders	(119,669)	(115,916)
Net cash provided by (used in) financing activities	$259,104	$(116,534)
Change in cash, cash equivalents and restricted cash	(61,909)	(604)
Cash, cash equivalents and restricted cash at beginning of period	77,663	8,217
Cash, cash equivalents and restricted cash at end of period	$15,754	$7,613
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$32,319	$31,551
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$20	$20

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the unaudited consolidated financial statements, we use the terms the “Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of March 31, 2025, the Company owned (or partially owned and consolidated) self-storage properties located in the District of Columbia and 25 states throughout the United States, which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties (see note 14).

As of March 31, 2025, the Parent Company owned approximately 99.5% of the partnership interests (“OP Units” or “common units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

The Company typically experiences seasonal fluctuations in the occupancy levels of its stores, which are generally slightly higher during the summer months due to increased moving activity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s combined audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2024, which are included in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

Reclassifications

Certain amounts within the Company’s and the Operating Partnership’s unaudited consolidated financial statements have been reclassified in prior periods to conform to the current period presentation.

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	March 31,	December 31,
	2025	2024

	(in thousands)
Land	$1,703,014	$1,645,549
Buildings and improvements	6,139,464	5,759,848
Equipment	159,410	147,709
Construction in progress	40,994	33,723
Right-of-use assets - finance leases	41,945	41,945
Storage properties	8,084,827	7,628,774
Less: Accumulated depreciation	(1,638,631)	(1,590,588)
Storage properties, net	$6,446,196	$6,038,186

The following table summarizes the Company’s acquisition and disposition activity since January 1, 2024.

			Number of	Transaction Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2025 Acquisitions:

HVP IV Assets	Various (see note 4)	February 2025	28	$452,785	(1)
			28	$452,785

2024 Acquisitions:

Connecticut Assets	Hartford-West Hartford-East Hartford, CT	January 2024	2	$20,200
Oregon Asset	Portland-Vancouver-Beaverton, OR-WA	November 2024	1	10,450
Pennsylvania Asset	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	November 2024	1	11,500
Hines Portfolio (2)	Dallas-Fort Worth-Arlington, TX	December 2024	14	157,250
			18	$199,400

(1)	Amount represents the purchase price for the remaining 80% ownership interest in 191 IV CUBE LLC (“HVP IV”), which, at the time of acquisition, owned 28 stores (see note 4). Purchase price includes $44.4 million to repay the Company’s portion of HVP IV’s existing indebtedness.

(2)	These stores are owned by consolidated joint ventures in which the Company acquired an 85% ownership interest. Transaction price represents the acquisition of this ownership interest.

4. INVESTMENT ACTIVITY

2025 Acquisitions

On February 20, 2025, the Company acquired the remaining 80% ownership interest in HVP IV, an unconsolidated real estate venture in which prior to such acquisition the Company owned a 20% noncontrolling interest that was accounted for under the equity method of accounting. As of the date of acquisition, HVP IV owned 28 stores located in Arizona (2), Connecticut (3), Florida (4), Georgia (2), Illinois (5), Maryland (2), Minnesota (1), Pennsylvania (1) and Texas (8) (the “HVP IV Assets”). The purchase price for the 80% ownership interest was $452.8 million, which included $44.4 million to repay the Company’s portion of the venture’s existing indebtedness. The HVP IV Assets were recorded by the Company at $466.9 million, which consisted of the $452.8 million purchase price plus the Company's $14.1 million carryover basis of its previously held equity interest in HVP IV. As a result of the transaction, the HVP IV Assets became wholly owned by the Company and are now consolidated within its financial statements. No gain or loss was recognized as a result of the transaction. In connection with the transaction, which was accounted for as an asset acquisition, the Company allocated the value of the HVP IV Assets and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $32.0 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three months ended March 31, 2025 was approximately $2.7 million.

2024 Acquisitions

In December 2024, the Company acquired an 85% ownership interest in seven consolidated joint ventures (see note 13) that collectively own 14 stores located in Texas (the “Hines Portfolio”) for approximately $157.3 million. The Hines Portfolio is encumbered by two mortgage loans that, at the time of the acquisition, had aggregate outstanding principal amounts totaling $115.4 million. Upon the Company’s purchase of its ownership interest, the mortgage debt was recorded at a fair value of $115.8 million, which included an aggregate net premium of $0.4 million to reflect the estimated fair value at the time of the purchase. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $10.1 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2025 was approximately $2.5 million. There was no amortization expense recognized for these in-place leases during the three months ended March 31, 2024.

During the year ended December 31, 2024, the Company acquired four additional stores located in Connecticut (2), Oregon (1) and Pennsylvania (1) for an aggregate purchase price of $42.2 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $2.0 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2025 and 2024 was approximately $0.4 million and $0.1 million, respectively.

Development Activity

As of March 31, 2025, the Company held ownership interests in consolidated joint ventures to develop two self-storage properties located in New York. Construction for these projects is expected to be completed during the third quarter of 2025. As of March 31, 2025, development costs incurred to date for these projects totaled $31.4 million. Total construction costs for these projects are expected to be $45.7 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company, through two consolidated joint ventures, completed the construction and opened for operation the following stores during the period of January 1, 2024 through March 31, 2025. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Astoria, NY	1	Q2 2024	70%	$45,900
Clark, NJ	1	Q2 2024	90%	15,900
	2			$61,800

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures are summarized as follows (dollars in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	March 31,	December 31,	March 31,	December 31,
Unconsolidated Real Estate Ventures	Interest	2025	2024	2025	2024
Fontana Self Storage, LLC ("Fontana") (1)	50%	1	1	$13,109	$13,200
Rancho Cucamonga Self Storage, LLC ("RCSS") (1)	50%	1	1	19,972	20,107
191 V CUBE LLC ("HVP V")	20%	6	6	10,931	11,353
191 IV CUBE LLC ("HVP IV") (2)	20%	-	28	—	14,591
CUBE HHF Northeast Venture LLC ("HHFNE")	10%	13	13	1,316	1,469
CUBE HHF Limited Partnership ("HHF")	50%	28	28	30,714	31,253
		49	77	$76,042	$91,973

(1)	On December 9, 2021, the Company completed the acquisition of LAACO, which included a 50% interest in Fontana and RCSS, each of which owns one self-storage property in California. As of the date of acquisition, the Company recognized differences between the Company’s equity investment in Fontana and RCSS and the underlying equity reflected at the venture level. These differences are being amortized over the expected useful life of the self-storage properties owned by the ventures. As of March 31, 2025, the remaining unamortized difference was $12.3 million for Fontana and $18.4 million for RCSS.

(2)	On February 20, 2025, the Company purchased the remaining 80% interest in HVP IV for $452.8 million and consolidated the venture’s assets and liabilities. The $452.8 million purchase price included $44.4 million to repay the Company’s portion of the venture’s existing indebtedness, which was repaid in full at the time of the transaction (see note 4).

The Company determined that Fontana, RCSS, HVP V, HVP IV, HHFNE and HHF (collectively, the “Ventures”) are not VIEs in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Ventures. Based upon each member’s substantive participating rights over the activities of each entity as stipulated in the operating agreements, the Ventures are not consolidated by the Company and are accounted for under the equity method of accounting (except for HVP IV, which was consolidated as of the Company’s purchase of the remaining 80% interest on February 20, 2025). The Company’s investments in the Ventures are included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheets and the Company’s earnings from its investments in the Ventures are presented in Equity in earnings of real estate ventures within the Company’s consolidated statements of operations.

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of March 31, 2025 and December 31, 2024.

	March 31,	December 31,
	2025	2024

Assets	(in thousands)
Storage properties, net	$377,400	$684,067
Other assets	13,352	17,126
Total assets	$390,752	$701,193

Liabilities and equity
Debt	$251,633	$472,633
Other liabilities	6,067	17,462
Equity
CubeSmart	45,278	60,993
Joint venture partners	87,774	150,105
Total liabilities and equity	$390,752	$701,193

The following is a summary of results of operations of the Ventures for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025 (1)	2024

	(in thousands)
Total revenues	$20,122	$24,586
Operating expenses	(8,917)	(10,375)
Other expenses	(110)	(106)
Interest expense, net	(4,928)	(4,658)
Depreciation and amortization	(6,296)	(7,532)
Net (loss) income	$(129)	$1,915
Company’s share of net (loss) income	$379	$845

(1)	HVP IV’s results of operations are included through February 20, 2025 (date of consolidation).

6. OTHER ASSETS

Other assets were comprised of the following as of March 31, 2025 and December 31, 2024.

	March 31,	December 31,
	2025	2024

	(in thousands)
Intangible assets, net of accumulated amortization of $6,464 and $1,782, respectively	$36,771	$10,332
Accounts receivable, net	9,096	10,372
Prepaid property taxes	7,867	9,272
Prepaid insurance	2,143	5,768
Amounts due from affiliates (see note 16)	19,677	18,866
Assets related to deferred compensation arrangements	63,977	63,761
Right-of-use assets - operating leases	49,175	49,435
Ground lease receivable	—	6,249
Note receivable (1)	5,000	5,000
Other	6,167	4,573
Total other assets, net	$199,873	$183,628

(1)	On October 8, 2024, the Company loaned $5.0 million to an owner of five third-party stores managed by the Company, in exchange for a note receivable of the same amount bearing interest at 10.00% per year. The note matures on May 7, 2026 and is collateralized by a pledge of the ownership interests in the underlying properties. The Company believes that this note receivable is fully collectible. The interest income related to this note is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

7. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2025	2024	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(8,082)	(8,495)
Less: Loan procurement costs, net	(10,252)	(10,874)
Total unsecured senior notes, net	$2,781,666	$2,780,631

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the three months ended March 31, 2025, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of March 31, 2025, borrowings under the Revolver had an interest rate of 5.44%. Additionally, as of March 31, 2025, $467.0 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the three months ended March 31, 2025, the Operating Partnership was in compliance with all financial covenants related to the Second Amended and Restated Credit Facility.

9. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	March 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2025	2024	Interest Rate	Date

	(in thousands)
Long Island City II, NY	$17,246	$17,368	2.25%	Jul-26
Long Island City III, NY	17,247	17,371	2.25%	Aug-26
Allen, TX (1)	7,377	7,432	6.29%	Aug-26
Dallas-Fort Worth, TX (1)	108,000	108,000	6.23%	May-29
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	204,170	204,471
Plus: Unamortized fair value adjustment	5,736	6,137
Less: Loan procurement costs, net	(4,406)	(4,693)
Total mortgage loans and notes payable, net	$205,500	$205,915

(1)	The Company owns an 85% interest in consolidated joint ventures that are the borrowers on these mortgage loans.

As of March 31, 2025 and December 31, 2024, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $401.9 million and $403.9 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of March 31, 2025 (in thousands):

2025	$884
2026	40,986
2027	—
2028	—
2029	162,300
2030 and thereafter	—
Total principal payments	$204,170

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents unrealized losses on interest rate swaps (see note 11). The following table summarizes the changes in accumulated other comprehensive loss for the three months ended March 31, 2025 (in thousands).

March 31,
2025
(in thousands)
Beginning balance at December 31, 2024	$(332)
Reclassification of realized losses on interest rate swaps (1)	20
Ending balance at March 31, 2025	(312)
Less: portion included in noncontrolling interests in the Operating Partnership	2
Total accumulated other comprehensive loss included in equity	$(310)

(1)	See note 11 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects within its consolidated statements of operations realized and unrealized gains and losses with respect to the derivative. As of March 31, 2025 and December 31, 2024, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the Company’s consolidated balance sheets at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of $300.0 million of outstanding 4.375% senior notes due 2029 (the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three months ended March 31, 2025. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other financial instruments included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at March 31, 2025 and December 31, 2024.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	(in thousands)
Carrying value	$3,369,566	$2,986,546
Fair value	3,146,907	2,728,503

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at March 31, 2025 and December 31, 2024. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within Level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and the respective debt maturities.

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

		CubeSmart	March 31, 2025
	Number	Ownership	Total	Total	Related Party
Consolidated Joint Ventures	of Stores	Interest	Assets	Liabilities	Loans (1)

			(in thousands)
Hines Capital ("Hines") (2)	14	85%	$182,602	$116,516	$—
New Rochelle Investors, LLC ("New Rochelle")	1	70%	32,943	9,939	7,634
1074 Raritan Road, LLC ("Clark")	1	90%	15,630	10,616	10,393
350 Main Street, LLC ("Port Chester")	1	90%	13,573	7,102	4,827
Astoria Investors, LLC ("Astoria")	1	70%	44,987	30,738	29,946
CS Lock Up Anoka, LLC ("Anoka")	1	50%	9,639	5,633	5,531
CS Valley Forge Village Storage, LLC ("VFV")	1	70%	18,366	14,862	14,792
CS Vienna, LLC ("Vienna")	1	80%	29,166	34,840	34,335
SH3, LLC ("SH3")	1	90%	35,961	500	—
	22		$382,867	$230,746	$107,458

(1)	Related party loans represent amounts payable from the joint venture to the Company and are included in total liabilities within the table above. The loans and related party interest have been eliminated for consolidation purposes.

(2)	Consists of seven consolidated joint ventures.

Operating Partnership Ownership

As of March 31, 2025 and December 31, 2024, 1,142,205 and 1,194,705 OP Units, respectively, were owned by third parties. The per unit cash redemption amount of the outstanding OP Units owned by third parties was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value as of March 31, 2025 and December 31, 2024. The aggregate redemption value of the 1,142,205 OP Units owned by third parties as of March 31, 2025 was $48.8 million.

14. SEGMENT INFORMATION

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

The accounting policies applicable to the self-storage segment are the same as those described in the summary of significant accounting policies included in note 2 to the consolidated financial statements included in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2024. The Company does not have intra-entity sales or transfers. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer.

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

The following table details the revenues and significant segment-level expenses of the self-storage segment.

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Total revenues	$273,036	$261,406

Significant segment-level expenses (income):
Property taxes	30,179	27,363
Personnel expense	21,380	21,093
Advertising	4,421	3,592
Repair and maintenance	2,864	2,561
Utilities	6,669	6,356
Property insurance	4,173	3,672
Other property operating expenses	13,248	12,400
Total property operating expenses	82,934	77,037

Depreciation and amortization	59,156	50,717
General and administrative	16,068	15,625
Interest expense on loans	26,100	22,919
Loan procurement amortization expense	1,221	1,030
Equity in earnings of real estate ventures	(379)	(845)
Other	(809)	65
Net income	$88,745	$94,858

15. COMMITMENTS AND CONTINGENCIES

Development Commitments

The Company has agreements with developers for the construction of two new self-storage properties (see note 4), which will require payments of approximately $18.5 million, due in installments upon completion of certain construction milestones, during 2025.

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

16. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest totaled $0.9 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These reimbursements consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $19.7 million and $18.9 million as of March 31, 2025 and December 31, 2024, respectively, and are included in Other assets, net on the Company’s consolidated balance sheets. Additionally, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $108.0 million and $101.4 million as of March 31, 2025 and December 31, 2024, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party amounts are fully collectible.

The HVP V, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP V, HVP IV and HHFNE to the Company upon the closing of certain property transactions by HVP V, HVP IV and HHFNE or any of their subsidiaries and completion of certain measures as defined in the operating agreements. There were no such fees recognized during the three months ended March 31, 2025 or 2024.

Prior to the Company’s purchase of the remaining interest in HVP IV (see note 4), the Company served as lessor in a ground lease related to land underlying an HVP IV property located in Texas. The Company recognized income associated with this ground lease of $0.1 million during each of the three-month periods ended March 31, 2025 and 2024. This income is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

17. EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024

	(in thousands, except per share amounts)
Net income	$88,745	$94,858
Net income attributable to noncontrolling interests in the Operating Partnership	(453)	(541)
Net loss attributable to noncontrolling interests in subsidiaries	905	210
Net income attributable to the Company's common shareholders	$89,197	$94,527

Weighted average basic shares outstanding	228,663	225,767
Share options and restricted share units	506	808
Weighted average diluted shares outstanding	229,169	226,575

Basic earnings per share attributable to common shareholders	$0.39	$0.42
Diluted earnings per share attributable to common shareholders (1)	$0.39	$0.42

Dividends declared per common share	$0.52	$0.51

(1)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2025 and 2024 were 1.5 million and 1.1 million, respectively.

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and OP Units owned by third parties have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average outstanding OP Units owned by third parties for the three months ended March 31, 2025 and 2024 were 1.2 million and 1.3 million, respectively.

Earnings per unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended March 31,
	2025	2024

	(in thousands, except per unit amounts)
Net income	$88,745	$94,858
Net loss attributable to noncontrolling interests in subsidiaries	905	210
Net income attributable to CubeSmart, L.P.	$89,650	$95,068

Weighted average basic units outstanding	229,834	227,057
Unit options and restricted share units	506	808
Weighted average diluted units outstanding	230,340	227,865

Basic earnings per unit attributable to CubeSmart, L.P.	$0.39	$0.42
Diluted earnings per unit attributable to CubeSmart, L.P. (1)	$0.39	$0.42

Dividends declared per common unit	$0.52	$0.51

(1)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per unit for the three months ended March 31, 2025 and 2024 were 1.5 million and 1.1 million, respectively.

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

	As of March 31,
	2025	2024
Outstanding OP Units owned by third parties	1,142,205	1,288,205
Outstanding OP Units owned by the General Partner	227,920,222	224,965,172

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Report. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Report entitled “Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the section entitled “Risk Factors” in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the design, development, acquisition, operation, leasing, and management of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of March 31, 2025 and December 31, 2024, we owned (or partially owned and consolidated) 659 self-storage properties containing an aggregate of approximately 48.1 million rentable square feet and 631 self-storage properties containing an aggregate of approximately 45.8 million rentable square feet, respectively. As of March 31, 2025, we owned stores in the District of Columbia and the following 25 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of March 31, 2025, we managed 869 stores for third parties (including 49 stores containing an aggregate of approximately 3.3 million rentable square feet as part of five separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 1,528. As of March 31, 2025, we managed stores for third parties in the following 39 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

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

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending and moving trends, as well as to increased bad debts due to recessionary pressures. Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, inflation, deflation, tariffs, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

We continue our focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage properties.

We have one operating segment: we own, operate, develop, manage and acquire self-storage properties.

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues for the three months ended March 31, 2025. Our stores in New York, Florida, Texas and California provided approximately 17%, 14%, 11% and 10%, respectively, of total revenues for the three months ended March 31, 2025.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies and estimates that management believes are critical to the preparation of the unaudited consolidated financial statements included in this Report. Certain of the accounting policies used in the preparation of these unaudited consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in this Report. For additional discussion of the Company’s significant accounting policies, see note 2 to the consolidated financial statements included in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2024. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ materially from estimates calculated and utilized by management.

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the consolidation of VIEs. To the extent that the Company (i) has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and (ii) has the obligation or rights to absorb the VIE’s losses or receive its benefits, then the Company is considered the primary beneficiary. The Company may also consider additional factors included in the authoritative guidance, such as whether or not it is the partner in the VIE that is most closely associated with the VIE. When an entity is not deemed to be a VIE, the Company considers the provisions of applicable FASB guidance to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and in which the limited partners do not have substantive participating rights, or the ability to dissolve the entity or remove the Company without cause nor substantive participating rights.

Self-Storage Properties

The Company records self-storage properties at cost less accumulated depreciation. Depreciation on buildings, improvements, and equipment is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events or circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three months ended March 31, 2025 and 2024.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no stores classified as held for sale as of March 31, 2025.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, cash distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the three months ended March 31, 2025 or 2024.

Differences between the Company’s net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. As of March 31, 2025 and December 31, 2024, the Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $30.8 million and $31.0 million, respectively. These differences are amortized over the estimated useful lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures within our consolidated statements of operations.

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto. Historical results set forth in our consolidated statements of operations reflect only the existing stores for each period presented and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of March 31, 2025, we owned 606 same-store properties and 53 non same-store properties. The non same-store property portfolio results include 2024 and 2025 acquisitions, dispositions, newly developed stores, stores with a significant portion of rentable square footage taken out of service or stores that have not yet reached stabilization as defined above. For analytical presentation, all percentages are calculated using the numbers presented in the unaudited consolidated financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. The following table summarizes the change in the number of owned (or partially owned and consolidated) stores from January 1, 2024 through March 31, 2025:

	2025	2024

Balance - January 1	631	611
Stores acquired	28	2
Balance - March 31	659	613
Stores developed		2
Balance - June 30		615
Stores acquired		—
Balance - September 30		615
Stores acquired		16
Balance - December 31		631

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Property Portfolio		Eliminations		Total Portfolio
				%								%
	2025	2024	Change	Change	2025	2024	2025	2024	2025	2024	Change	Change
REVENUES:
Rental income	$220,912	$222,739	$(1,827)	(0.8)%	$11,853	$2,451	$—	$—	$232,765	$225,190	$7,575	3.4%
Other property related income	10,498	9,507	991	10.4%	694	479	18,574	16,330	29,766	26,316	3,450	13.1%
Property management fee income	—	—	—	0.0%	—	—	10,505	9,900	10,505	9,900	605	6.1%
Total revenues	231,410	232,246	(836)	(0.4)%	12,547	2,930	29,079	26,230	273,036	261,406	11,630	4.4%

OPERATING EXPENSES:
Property operating expenses	66,038	65,620	418	0.6%	4,752	896	12,144	10,521	82,934	77,037	5,897	7.7%
NET OPERATING INCOME:	165,372	166,626	(1,254)	(0.8)%	7,795	2,034	16,935	15,709	190,102	184,369	5,733	3.1%

Store count	606	606			53	7			659	613
Total square feet	43,768	43,768			4,353	594			48,121	44,362
Period end occupancy	89.7%	90.3%			84.5%	61.3%			89.2%	89.8%
Period average occupancy	89.5%	90.0%
Realized annual rent per occupied sq. ft. (1)	$22.55	$22.61

Depreciation and amortization									59,156	50,717	8,439	16.6%
General and administrative									16,068	15,625	443	2.8%
Subtotal									75,224	66,342	8,882	13.4%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(26,100)	(22,919)	(3,181)	(13.9)%
Loan procurement amortization expense									(1,221)	(1,030)	(191)	(18.5)%
Equity in earnings of real estate ventures									379	845	(466)	(55.1)%
Other									809	(65)	874	1,344.6%
Total other expense									(26,133)	(23,169)	(2,964)	(12.8)%
NET INCOME									88,745	94,858	(6,113)	(6.4)%
Net income attributable to noncontrolling interests in the Operating Partnership									(453)	(541)	88	16.3%
Net loss attributable to noncontrolling interests in subsidiaries									905	210	695	331.0%
NET INCOME ATTRIBUTABLE TO THE COMPANY'S COMMON SHAREHOLDERS									$89,197	$94,527	$(5,330)	(5.6)%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Total revenues increased from $261.4 million for the three months ended March 31, 2024 to $273.0 million for the three months ended March 31, 2025, an increase of $11.6 million, or 4.4%. This increase was primarily attributable to additional revenues from stores acquired or opened in 2024 and 2025 included in our non same-store portfolio.

Operating Expenses

Property operating expenses increased from $77.0 million for the three months ended March 31, 2024 to $82.9 million for the three months ended March 31, 2025, an increase of $5.9 million, or 7.7%. This increase was primarily attributable to additional expenses from stores acquired or opened in 2024 and 2025 included in our non same-store portfolio.

Depreciation and amortization increased from $50.7 million for the three months ended March 31, 2024 to $59.2 million for the three months ended March 31, 2025, an increase of $8.4 million or 16.6%. This increase was primarily attributable to depreciation and amortization associated with newly acquired or developed stores.

Other (Expense) Income

Interest expense on loans increased from $22.9 million during the three months ended March 31, 2024 to $26.1 million during the three months ended March 31, 2025, an increase of $3.2 million, or 13.9%. The increase was attributable to an increase in the average outstanding debt balance and higher interest rates during the 2025 period compared to the 2024 period. The average outstanding debt balance increased from $2.99 billion during the three months ended March 31, 2024 to $3.20 billion during the three months ended March 31, 2025. The weighted average effective interest rate on our outstanding debt increased from 3.03% during the three months ended March 31, 2024 to 3.19% for the three months ended March 31, 2025.

Cash Flows

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

A comparison of cash flows from operating, investing and financing activities for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
Net cash provided by (used in):	2025	2024	Change

	(in thousands)

Operating activities	$146,321	$150,150	$(3,829)
Investing activities	$(467,334)	$(34,220)	$(433,114)
Financing activities	$259,104	$(116,534)	$375,638

Cash provided by operating activities decreased from $150.2 million for the three months ended March 31, 2024 to $146.3 million for the three months ended March 31, 2025, reflecting a decrease of $3.8 million. The decreased cash flow from operating activities was primarily attributable to the timing and amounts of the payments of certain accounts payable and accrued expenses.

Cash used in investing activities increased from $34.2 million for the three months ended March 31, 2024 to $467.3 million for the three months ended March 31, 2025, reflecting an increase of $433.1 million. This change was primarily the result of $451.1 million paid to acquire the remaining 80% ownership interest in 191 IV CUBE LLC.

Cash used in financing activities was $116.5 million for the three months ended March 31, 2024 compared to cash provided by financing activities of $259.1 million for the three months ended March 31, 2025, reflecting a change of $375.6 million. The change was primarily the result of a $382.1 million increase in net proceeds from our revolving credit facility during the 2025 period as compared to the corresponding 2024 period.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the acquisition and development of new stores. These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2025 fiscal year, we expect recurring capital expenditures to be approximately $10.0 million to $15.0 million, planned capital improvements and store upgrades to be approximately $9.0 million to $14.0 million and costs associated with the development of new stores to be approximately $16.0 to $21.0 million. Our currently scheduled principal payments on our outstanding debt, including the repayment of unsecured senior notes, are approximately $300.9 million for the remainder of 2025.

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

As of March 31, 2025, we had approximately $10.8 million in available cash and cash equivalents. In addition, we had approximately $467.0 million of availability for borrowings under our Revolver.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2025	2024	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(8,082)	(8,495)
Less: Loan procurement costs, net	(10,252)	(10,874)
Total unsecured senior notes, net	$2,781,666	$2,780,631

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the three months ended March 31, 2025, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of March 31, 2025, borrowings under the Revolver had an interest rate of 5.44%. Additionally, as of March 31, 2025, $467.0 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the three months ended March 31, 2025, the Operating Partnership was in compliance with all financial covenants of the Second Amended and Restated Credit Facility.

Mortgage Loans and Notes Payable

Our mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	March 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2025	2024	Interest Rate	Date

	(in thousands)
Long Island City II, NY	$17,246	$17,368	2.25%	Jul-26
Long Island City III, NY	17,247	17,371	2.25%	Aug-26
Allen, TX (1)	7,377	7,432	6.29%	Aug-26
Dallas-Fort Worth, TX (1)	108,000	108,000	6.23%	May-29
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	204,170	204,471
Plus: Unamortized fair value adjustment	5,736	6,137
Less: Loan procurement costs, net	(4,406)	(4,693)
Total mortgage loans and notes payable, net	$205,500	$205,915

(1)	We own an 85% interest in consolidated joint ventures that are the borrowers on these mortgage loans.

At-the-Market Equity Program

On March 3, 2025, we replaced our prior at-the-market equity distribution program with a new at-the-market equity distribution program. Under the new program, we may sell, from time to time, up to an aggregate of 13,510,817 common shares of CubeSmart through agents acting as our sales agents or as forward sellers of common shares borrowed from third parties (if acting as forward sellers). Sales of common shares, if any, made through the agents, as our sales agents, or as forward sellers, may be made by any method permitted by law to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or by any other method permitted by applicable law. We may also sell common shares to a sales agent, as principal for its own account, at a price to be agreed upon at the time of sale. Actual sales, if any, under the program will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs and determinations by us of the appropriate sources of our funding. We currently intend to use the net proceeds from the sale of common shares pursuant to the program for working capital and general corporate purposes. As of March 31, 2025, we had not sold any common shares under the new program.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO attributable to the Company’s common shareholders and third-party OP unitholders for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net income attributable to the Company’s common shareholders	$89,197	$94,527

Add:
Real estate depreciation and amortization:
Real property	56,689	49,249
Company’s share of unconsolidated real estate ventures	1,810	2,092
Net income attributable to noncontrolling interests in the Operating Partnership	453	541
FFO attributable to the Company's common shareholders and third-party OP unitholders	$148,149	$146,409

Weighted average diluted shares outstanding	229,169	226,575
Weighted average diluted units outstanding owned by third parties	1,171	1,290
Weighted average diluted shares and units outstanding	230,340	227,865

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

As of March 31, 2025, our consolidated debt consisted of $3.00 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of March 31, 2025, there were $382.4 million of outstanding unsecured credit facility borrowings subject to floating rates. Changes in market interest rates have different impacts on the fixed- and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable-rate debt increase by 100 basis points, the increase in annual interest expense on our variable-rate debt would decrease future earnings and cash flows by approximately $3.8 million a year. If market interest rates on our variable-rate debt decrease by 100 basis points, the decrease in interest expense on our variable-rate debt would increase future earnings and cash flows by approximately $3.8 million a year.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $101.1 million. If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $105.3 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended March 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	72,532	$42.00	N/A	3,000,000
February 1 - February 28	—	$—	N/A	3,000,000
March 1 - March 31	—	$—	N/A	3,000,000
Total	72,532	$42.00	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

On June 26, 2007, the Board of Trustees of the Parent Company (the “Board”) approved a share repurchase program for up to 3.0 million of the Parent Company’s outstanding common shares. Unless terminated earlier by resolution of the Board, the program will expire when the number of authorized shares has been repurchased. The Parent Company has made no repurchases under this program to date.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, the Parent Company issued 52,500 common shares upon redemption of an equal number of OP Units in the Operating Partnership held by limited partners. The issuance of such common shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended March 31, 2025, none of our trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

1.1

Equity Distribution Agreement, dated March 3, 2025, by and among the Company, the Operating Partnership and the Agents, Forward Sellers and Forward Purchasers party thereto, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on March 3, 2025.

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

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended March 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

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

CUBESMART
(Registrant)

Date: May 2, 2025	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2025	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2025	By:	/s/ Matthew D. DeNarie

Matthew D. DeNarie, Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

, L.P
CUBESMART, L.P.
(Registrant)

Date: May 2, 2025	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2025	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2025	By:	/s/ Matthew D. DeNarie

Matthew D. DeNarie, Chief Accounting Officer
(Principal Accounting Officer)