Form 10-K
period 2025-12-31
CubeSmart; CubeSmart, L.P.
filed 2026-02-27
CIK 1298675, 1300485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of CubeSmart’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of CubeSmart was $9,659,711,015. As of February 25, 2026, the number of common shares of CubeSmart outstanding was 227,093,909.

As of June 30, 2025 the last business day of CubeSmart, L.P.’s most recently completed second fiscal quarter, the aggregate market value of the 1,103,240 units of limited partnership (the “OP Units”) held by non-affiliates of CubeSmart, L.P. was $46,887,700 based upon the last reported sale price of $42.50 per share on the New York Stock Exchange on June 30, 2025 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all OP Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference: Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2025 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust (“REIT”), that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2025, owned a 99.6% interest in the Operating Partnership. The remaining 0.4% interest consists of OP Units issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report. Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

●	adverse changes in economic conditions in the real estate industry and in the markets in which we own and operate self-storage properties;

●	the effect of competition from existing and new self-storage properties and operators on our ability to maintain or raise occupancy and rental rates;

●	the failure to execute our business plan;

●	adverse consumer impacts and declines in general economic conditions from inflation, tariffs, changes in interest rates and wage stagnation, including impacts on the demand for self-storage, rental rates and fees and rent collection levels;

●	reduced availability and increased costs of external sources of capital;

●	financing risks, including rising interest rates, the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing or future debt;

●	counterparty non-performance related to the use of derivative financial instruments;

●	risks related to our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

●	the failure of acquisitions or developments of self-storage properties to close on expected terms, or at all, or to perform as expected;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

●	reductions in asset valuations and related impairment charges;

●	negative publicity relating to our business or industry, which could adversely affect our reputation;

●	increases in operating costs, including, without limitation, insurance, utility and other general expenses, which could adversely affect our financial results;

●	cybersecurity breaches, cyber or ransomware attacks or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships or result in fraudulent payments;

●	risks associated with generative artificial intelligence tools and large language models and the conclusions that these tools and models may draw about our business and prospects in connection with the dissemination of negative opinions, characterizations or disinformation;

●	changes in real estate, zoning, use and occupancy laws or regulations;

●	risks related to or consequences of earthquakes, hurricanes, windstorms, floods, wildfires, other natural disasters or acts of violence, pandemics, active shooters, terrorism, insurrection or war that impact the markets in which we operate;

●	potential environmental and other material liabilities;

●	governmental, administrative and executive orders, regulations and laws, which could adversely impact our business operations and customer and employee relationships;

●	uninsured or uninsurable losses and the ability to obtain insurance coverage, indemnity or recovery from insurance against risks and losses;

●	changes in the availability of and the cost of labor;

●	other factors affecting the real estate industry generally or the self-storage industry in particular; and

●	other risks identified in this Report and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

ITEM 1. BUSINESS

Overview

We are a self-administered and self-managed real estate company focused primarily on the ownership, operation, development, management, and acquisition of self-storage properties in the United States.

The Parent Company was formed in July 2004 as a Maryland REIT. The Parent Company owns its assets and conducts its business through the Operating Partnership and its subsidiaries. The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2025, owned a 99.6% interest in the Operating Partnership. The Operating Partnership was formed in July 2004 as a Delaware limited partnership and has been engaged in virtually all aspects of the self-storage business, including the ownership, operation, development, management, and acquisition of self-storage properties.

As of December 31, 2025, we owned (or partially owned and consolidated) 662 self-storage properties located in 25 states and in the District of Columbia containing an aggregate of approximately 48.4 million rentable square feet. As of December 31, 2025, approximately 88.1% of the rentable square footage at our owned stores was leased to approximately 399,000 customers, and no single customer represented a significant concentration of our revenues. As of December 31, 2025, we owned stores in the District of Columbia and the following 25 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of December 31, 2025, we managed 862 stores for third parties (including 49 stores containing an aggregate of approximately 3.3 million rentable square feet as part of five separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 1,524. As of December 31, 2025, we managed stores for third parties in the following 39 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin.

Our self-storage properties are designed to offer affordable, easily accessible and, in most locations, climate-controlled storage space for residential and commercial customers. Our customers rent storage units for their exclusive use, typically on a month-to-month basis. We offer climate-controlled units at 560, or approximately 84.6%, of our owned stores, and some of our stores offer outside storage areas for vehicles and boats. All of our stores have a storage associate on-site or virtually to assist our customers, and many of our owned stores have a manager who resides in an apartment at the store. Our customers can access their storage units during business hours, and some of our stores provide customers with 24-hour access through computer-controlled access systems. Our goal is to provide customers with the highest standard of physical attributes and service in the industry.

Acquisition and Disposition Activity

As of December 31, 2025 and 2024, we owned (or partially owned and consolidated) 662 and 631 stores, respectively, that contained an aggregate of 48.4 million and 45.8 million rentable square feet with occupancy levels of 88.1% and 88.8%, respectively. Additional information about our stores is included in Item 2 of this Report. The following is a summary of our 2025, 2024 and 2023 acquisition and disposition activity:

			Number of	Transaction Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2025 Acquisitions:

HVP IV Assets	Various (see note 4)	February 2025	28	$452,785	(1)
Arizona Asset	Phoenix-Mesa-Scottsdale, AZ	November 2025	1	17,500
Florida Asset	Miami-Fort Lauderdale-Pompano Beach, FL	December 2025	1	31,500
			30	$501,785

2024 Acquisitions:

Connecticut Assets	Hartford-West Hartford-East Hartford, CT	January 2024	2	$20,200
Oregon Asset	Portland-Vancouver-Beaverton, OR-WA	November 2024	1	10,450
Pennsylvania Asset	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	November 2024	1	11,500
Hines Portfolio (2)	Dallas-Fort Worth-Arlington, TX	December 2024	14	157,250
			18	$199,400

2023 Acquisition:

New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2023	1	$22,000
			1	$22,000

2023 Disposition:

Illinois Asset (3)	Chicago-Naperville-Joliet, IL-IN-WI	December 2023	1	$8,000
			1	$8,000

(1)	Amount represents the purchase price for the remaining 80% ownership interest in 191 IV CUBE LLC (“HVP IV”), which, at the time of acquisition, owned 28 stores (see note 4). Purchase price includes $44.4 million to repay our portion of HVP IV’s existing indebtedness.

(2)	These stores are owned by consolidated joint ventures in which we acquired an 85% ownership interest. Transaction price represents the acquisition of this ownership interest.

(3)	This store was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of December 31, 2025, 2024 and 2023, we owned (or partially owned and consolidated) 662, 631, and 611 self-storage properties and related assets, respectively. The following table summarizes the changes in the number of owned stores from January 1, 2023 through December 31, 2025:

	2025	2024	2023

Balance - January 1	631	611	611
Stores acquired	28	2	—
Balance - March 31	659	613	611
Stores developed	—	2	—
Balance - June 30	659	615	611
Stores developed	1	—	—
Balance - September 30	660	615	611
Stores acquired (1)	2	16	1
Stores sold (2)	—	—	(1)
Balance - December 31	662	631	611

(1)	For the quarter ended December 31, 2024, includes 14 stores owned by consolidated joint ventures in which we acquired an 85% ownership interest.

(2)	For the quarter ended December 31, 2023, relates to one store that was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

Financing and Investing Activities

The following summarizes certain financing and investing activities during the year ended December 31, 2025:

●	Acquisition Activity. On February 20, 2025, we acquired our partner’s 80% ownership interest in 191 IV CUBE LLC (“HVP IV”), an unconsolidated real estate venture in which we previously owned a 20% noncontrolling interest. The purchase price for the 80% ownership interest was $452.8 million, which included $44.4 million to repay our portion of the venture’s existing indebtedness. As of the date of acquisition, HVP IV owned 28 stores located in Arizona (2), Connecticut (3), Florida (4), Georgia (2), Illinois (5), Maryland (2), Minnesota (1), Pennsylvania (1) and Texas (8). Additionally, we acquired two stores located in Arizona (1) and Florida (1) for an aggregate purchase price of $49.0 million.

●	Development Activity. We completed construction of and opened for operation one joint venture development property located in New York for a total cost of $18.1 million. As of December 31, 2025, we had one joint venture development property under construction, also in New York, which is expected to be completed during the first quarter of 2026. As of December 31, 2025, we had invested $17.2 million of the expected $19.0 million related to this project.

●	Unsecured Senior Note Activity. On August 20, 2025, the Operating Partnership issued $450.0 million in aggregate principal amount of unsecured senior notes due November 1, 2035, which bear interest at a rate of 5.125% per annum. On November 17, 2025 we redeemed, in full, our $300.0 million of outstanding 4.000% senior notes due November 2025.

●	Mortgage Loan Activity. Consolidated joint ventures in which we own an 85% interest repaid one mortgage loan with an aggregate outstanding principal balance of $108.0 million.

●	Share Repurchase Program. We repurchased, under our share repurchase program, a total of 0.9 million common shares of beneficial interest for an average purchase price of $35.84 per share.

Business Strategy

Our business strategy consists of several elements:

●	Maximize cash flow from our stores — We utilize our operating systems and experienced personnel to manage the balance between rental rates, discounts and physical occupancy with an objective of maximizing our rental revenue.

●	Acquire stores within targeted markets — During 2026, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic and market fundamentals and demand for storage in excess of storage capacity. We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry. In the past, we have formed joint ventures with unaffiliated third parties, and in the future we may form additional joint ventures, to facilitate the funding of future acquisitions or developments.

●	Dispose of stores — During 2026, we intend to continue to evaluate opportunities to dispose of assets that have unattractive risk-adjusted returns. We intend to use proceeds from these transactions to fund self-storage property acquisitions within targeted markets and for general corporate purposes.

●	Grow our third-party management business — We intend to pursue additional third-party management opportunities and leverage our current platform to take advantage of consolidation in the industry. We plan to utilize our relationships with third-party owners to help source future acquisitions and other investment opportunities.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage properties. Our investment committee is comprised of five executive officers who oversee our investment process. Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, the approval of our Board of Trustees (the “Board”)), final due diligence and documentation. Through our investment committee, we intend to focus on the following criteria:

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

Concentration

Our self-storage properties are located in major metropolitan areas as well as suburban areas and have numerous customers per store. No single customer represented a significant concentration of our 2025 revenues. Our stores in New York, Florida, Texas and California provided approximately 17%, 14%, 11% and 10%, respectively, of total revenues for the year ended December 31, 2025.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our stores, which are generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

We maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders. As of December 31, 2025, our debt to total enterprise value ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 29.3% compared to approximately 23.3% as of December 31, 2024. Our ratio of debt to the undepreciated cost of our total assets as of December 31, 2025 was approximately 40.5% compared to approximately 37.4% as of December 31, 2024. We expect to finance additional investments in self-storage properties through the most attractive sources of capital available at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility, subject to limitations on incurrence of indebtedness under our revolving credit facility and the indenture that governs our unsecured notes. These capital sources may include existing cash and free cash flow, borrowings on our revolving credit facility, additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, additional issuances of debt securities, issuances of common or preferred units in our Operating Partnership in exchange for contributed properties and formations of joint ventures. We also may sell stores that have unattractive risk-adjusted returns and use the sales proceeds to fund other acquisitions.

Competition

Self-storage properties compete based on a number of factors, including location, rental rates, occupancy, security, suitability of the store’s design to prospective customers’ needs and the manner in which the store is maintained, operated and marketed. In particular, the number of competing self-storage properties in a market could have a material effect on our occupancy levels, rental rates and the overall operating performance of our stores. We believe the primary competition for potential customers at any of our self-storage properties comes from other self-storage providers within a three-mile radius of that store. We emphasize customer service, convenience, security, professionalism, and cleanliness and, therefore, we believe our stores are well-positioned within their respective markets.

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

Under various federal, state and local laws, ordinances and regulations, we, as an owner and operator of real property, may become liable for the costs of removal or remediation of hazardous substances released on or in our properties. These laws often impose liability without regard to whether we knew of, or were responsible for, the release of such hazardous substances. The presence of hazardous substances, or the failure to properly remediate such substances, when released, may adversely affect the property owner’s ability to sell the real estate or to borrow using the real estate as collateral, and may cause us to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal injury or a claim by an adjacent property owner or user for property damage. We may also become liable for the costs of removal or remediation of hazardous substances stored at our properties by a customer even though storage of hazardous substances would be without our knowledge or approval and in violation of the customer’s storage lease agreement with us.

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of properties. Whenever the environmental assessment for one of our properties indicates that it is impacted by soil or groundwater contamination from prior owners/operators or other sources, we work with our environmental consultants and, where appropriate, state governmental agencies, to ensure that the property is either cleaned up, that no cleanup is necessary because the low level of contamination poses no significant risk to public health or the environment, or that the responsibility for cleanup rests with a third party. In certain cases, we have purchased environmental liability insurance coverage to indemnify us against claims for existing or suspected contamination or other adverse environmental conditions that may affect a property.

We are not aware of any environmental cleanup liability that we believe will have a material adverse effect on us. We cannot provide assurance, however, that these environmental assessments and investigations have revealed or will reveal all potential environmental liabilities, that no prior owner created any material environmental condition not known to us or our independent consultant or that future events or changes in environmental laws will not result in the imposition of environmental liability on us.

We have not received notice from any governmental authority of any material noncompliance, claim or liability in connection with any of our properties, nor have we been notified of a claim for personal injury or property damage by a private party in connection with any of our properties relating to environmental conditions.

We are not aware of any environmental condition with respect to any of our properties that could reasonably be expected to have a material adverse effect on our financial condition or results of operations, and we do not expect that the cost of compliance with environmental regulations will have a material adverse effect on our financial condition or results of operations. We cannot provide assurance, however, that this will continue to be the case.

Insurance

We carry comprehensive liability, fire, casualty, extended coverage and rental loss insurance covering all of the properties in our portfolio. We also carry environmental insurance coverage on certain properties in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from civil unrest, riots, war or acts of God, pandemics, and, in some cases, flood and environmental hazards, because such coverage is either not available or not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorism, hurricanes, floods, earthquakes and windstorms, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. Additionally, we use a combination of insurance products, some of which include deductibles and self-insured retention amounts, to provide risk mitigation for potential liabilities associated with automobiles, workers’ compensation, employment practices, workplace violence, general contractors, cyber risks, crime, directors and officers, employee health-care benefits, fiduciary obligations, managerial errors and omissions, and personal injuries that might be sustained at our stores.

Offices

Our principal executive offices are located at 5 Old Lancaster Road, Malvern, PA 19355 and our telephone number is (610) 535-5000.

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

As of December 31, 2025, we employed 3,121 teammates, all within the United States. Of our total teammate population, approximately 88% were hourly and approximately 12% were salaried. We have no union presence or collective bargaining agreements. Our average teammate tenure as of December 31, 2025 was 3.8 years.

Company Culture and Teammate Experience

We measure our teammates’ experience each year through our Teammate Engagement Survey. In 2025, our annual engagement survey participation rate was 92%. Results are communicated within individual teams to share what we learned and discuss both the positive aspects about working at CubeSmart and where we have opportunities to improve. Leaders with team engagement below a certain threshold are provided with coaching and set goals for improvement. In addition to the survey and our focused support for teams who need it, we have ongoing conversations and commit to continuous improvement.

Teammate Development and Wellbeing

As part of our culture, we seek to help teammates grow with us and leverage their development both at CubeSmart and beyond. We believe in providing all teammates with training and development opportunities to succeed in their roles. We plan, design, and deliver training programs for all levels of the organization, from orientation and general job skills to enhancing leadership capabilities through skills training and mentoring. In 2025, we provided an average of 15 hours of training per teammate.

We believe that career growth and personal development are important parts of our teammates' personal and professional success. During the year ended December 31, 2025, 352 teammates were promoted and/or transitioned into new roles to further their career development. When recruiting new teammates, our talent acquisition team engages with our store management teams and corporate leaders to identify a pool of potential candidates to serve our customers and deliver best-in-class customer service. We recruited, hired, and trained 1,369 teammates during 2025, with teammate referrals accounting for 17% of our new hires.

To support our teammates' success and wellbeing, we offer a comprehensive benefits package including medical, dental, vision, disability, and life insurance coverage. We also provide programs designed to help teammates rest, rejuvenate, and care for their families, such as paid holidays, vacation and sick time, and parental leave. Our Employee Assistance Program is available to all teammates, providing support as they and their families experience life changes and challenges.

We believe teammate wellbeing also includes connection to a larger sense of purpose. There are many ways we help our teammates build those connections, including through our Idea Center, days of service, and matching gifts program. Our Idea Center provides a forum where teammates can connect with one another and with our corporate committee by submitting ideas to enhance the workplace, streamline systems and processes, and identify solutions and best practices. We encourage teammates to participate in community service and philanthropy by providing paid time off for these activities. Additionally, through our matching gifts program, we match qualified charitable contributions up to $100 per teammate each year.

Teammate Composition

As of December 31, 2025, of our total teammate population, 54% were female and 46% were male. Approximately 46% have self-identified as Black or African American, Hispanic or Latino, Asian, American Indian, or of two or more races. The average teammate age was 43.

At CubeSmart, we respect, value and celebrate the unique attributes, characteristics and perspectives that make each teammate who they are. Our goal for CubeSmart is to be a place where people feel supported, listened to, and able to do their personal best. Our Philosophy Regarding Respect in the Workplace defines our approach to creating a collaborative work environment. Our Policy on Inclusion can be found in the Corporate Responsibility section of our website (www.cubesmart.com). Nothing on our website, including our policies or sections thereof, shall be deemed incorporated by reference into this Annual Report.

Sustainability

We are focused on building the Company for the long term to generate sustainable growth. To that end, we have established a cross-functional committee responsible for establishing our sustainability priorities and objectives. Management regularly evaluates sustainability risks faced by our portfolio and believes the low obsolescence, geographic diversification, and low emissions of our portfolio help to mitigate those risks. Our senior management team reports annually to the Board on the status of our sustainability program, our progress against the goals we’ve set, and provides updates on the various initiatives we’ve undertaken to improve our sustainability. Our efforts to enact change are highlighted by our sustainability targets which look to track improvements across key sustainability metrics and are aligned to the United Nations Sustainable Development Goals.

We focus on minimizing the impact we make on the environment. Self-storage remains a low-environmental impact business as it consumes less energy and water while emitting fewer greenhouse gases than other real estate property types. We continue to look for ways to further reduce our already-low impact through a variety of initiatives including solar panel installations, HVAC upgrades, high-efficiency lighting retrofits, green roofs, energy management systems, and paper reduction through our electronic rental platform.

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

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. Adverse economic conditions affecting disposable consumer income, such as employment levels, wage levels, business conditions, inflation, deflation, interest rates, tax rates and fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability. Our results of operations are also sensitive to changes in the residential housing market, as adverse changes in this market could reduce consumer demand.

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

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors. Our stores in New York, Florida, Texas and California provided approximately 17%, 14%, 11% and 10%, respectively, of total revenues for the year ended December 31, 2025. As a result of this geographic concentration of our stores, we are particularly susceptible to adverse market conditions in these areas. Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate, could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

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

In addition, we often do not obtain third-party appraisals of acquired properties and instead rely on internal valuation determinations.

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

We intend to continue to acquire individual and portfolios of self-storage properties. These acquisitions could fail to perform in accordance with expectations. If we fail to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired store up to the standards established for our intended market position, the performance of the store may be below expectations. Acquired stores may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot provide assurance that the performance of stores acquired by us will increase or be maintained under our management.

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

If we are unable to promptly re-lease our cubes or if the rates upon such re-leasing are significantly lower than expected, our business and results of operations would be adversely affected.

We derive revenues principally from rents received from customers who rent units at our self-storage properties under month-to-month leases and fees earned from managing stores. Any delay in re-leasing units as vacancies arise would reduce our revenues and harm our operating results. In addition, lower than expected rental rates upon re-leasing could adversely affect our revenues and impede our growth.

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

We carry comprehensive liability, fire, casualty, extended coverage and rental loss insurance covering all of the properties in our portfolio. We also carry environmental insurance coverage on certain properties in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from civil unrest, riots, war or acts of God, pandemics, and, in some cases, flood and environmental hazards, because such coverage is either not available or not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorism, hurricanes, floods, earthquakes and windstorms, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In particular, certain of our stores are located in areas that are prone to or at risk of flooding, including coastal flooding, and some of our stores have been previously damaged or otherwise impacted by hurricanes and other flooding events. If we experience a loss at a store that is uninsured or that exceeds policy limits, we could lose the capital invested in that store as well as the anticipated future cash flows from that store. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical or undesirable to use insurance proceeds to replace a store after it has been damaged or destroyed. In addition, if the damaged stores are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these stores were irreparably damaged.

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

Under various federal, state and local laws, ordinances and regulations, we, as an owner and operator of real estate, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to rent or sell such property or to borrow using such property as collateral. In addition, in connection with the ownership, operation and management of self-storage properties, we are potentially liable for property damage or injuries to persons and property.

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

We are increasingly dependent upon automated information technology processes, including artificial intelligence, and internet commerce, and many of our new customers come from and interact with us on the telephone or over the internet. Moreover, the nature of our business involves the receipt and retention of personal information about our customers. We also rely extensively on third-party vendors to retain data, host software, process transactions (including payment transactions), and provide other systems and services. These systems, and our systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware, ransomware and other destructive or disruptive security breaches and catastrophic events, such as a natural disaster or a terrorist event or cyber-attack. In addition, experienced computer programmers and hackers may be able to penetrate our security systems and misappropriate or make unavailable to us our confidential information, create system disruptions or cause shutdowns, whether due to malfeasance or human error. Such data security breaches as well as system disruptions and shutdowns could result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing at our stores. Even if we are not targeted directly, cyberattacks on the U.S. government, financial markets, financial institutions, or other businesses, including our tenants, vendors, software creators, cloud providers, cybersecurity service providers, and other third parties with whom we work, may occur, and such events could disrupt our normal business operations and networks in the future.

In addition to potentially experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, proprietary, confidential, and/or sensitive information of ours or our tenants could be leaked, disclosed, or revealed as a result of or in connection with the use of generative artificial intelligence technologies.

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

Our rental revenues, operating costs and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our stores do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. Events or conditions beyond our control that may adversely affect our operations or the value of our properties include but are not limited to:

●	downturns in the national, regional and local economic climate;
●	local or regional oversupply, increased competition or reduction in demand for self-storage space;
●	vacancies or changes in market rents for self-storage space;
●	inability to collect or delay in collecting rent from customers;
●	increased operating costs, including maintenance, utilities, personnel, insurance premiums, customer acquisition costs and real estate taxes;
●	changes in interest rates and availability of financing;
●	hurricanes, earthquakes and other natural disasters, civil disturbances, terrorist acts or acts of war that may result in uninsured or underinsured losses;
●	significant expenditures associated with acquisitions and development projects, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;
●	costs of complying with changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes; and
●	the relative illiquidity of real estate investments.

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

If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code of 1986, as amended (the “Code”), we would be subject to federal income tax at regular corporate rates on all of our income. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long-term capital gains to individual shareholders at favorable rates. We also could be subject to increased state and local taxes. We would not be able to elect to be taxed as a REIT until the fifth taxable year that begins after the taxable year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. Further, for tax years beginning after December 31, 2022, we may also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including a corporate alternative minimum tax and a nondeductible one percent excise tax on certain stock repurchases. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. This likely would have a significant adverse effect on our earnings and the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders.

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

From time to time, domestic financial markets experience volatility and uncertainty. At times in recent years liquidity has tightened in the domestic financial markets, including the investment grade debt and equity capital markets from which we historically sought financing. Consequently, there is uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms, and there can be no assurance that we will be able to continue to issue common or preferred equity securities at a reasonable price. Our ability to finance new acquisitions and development and refinance future debt maturities could be adversely impacted by our inability to secure financing on reasonable terms, if at all.

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

Our executive team, including our named executive officers, has extensive self-storage, real estate and public company experience. Our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and Chief Human Resources Officer are parties to the Company’s executive severance plan; however, we cannot provide assurance that any of them will remain in our employment. The loss of services of one or more members of our senior management team could adversely affect our operations and our future growth.

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

As of December 31, 2025, we had 2,618 property-level personnel involved in the management and operation of our stores and 503 employees at our principal executive office supporting our stores.

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

A number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include, but are not limited to:

●	increases in market interest rates, relative to the dividend yield on our shares. If market interest rates go up, prospective purchasers of our securities may require a higher yield. Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our equity securities to go down;

●	anticipated benefit of an investment in our securities as compared to an investment in securities of companies in other industries (including benefits associated with tax treatment of dividends and distributions);

●	perception by market professionals of REITs generally and REITs comparable to us in particular;

●	level of institutional investor interest in our securities;

●	trading volumes in securities of REITs;

●	our results of operations and financial condition;

●	investor confidence in the stock market generally; and

●	additions and departures of key personnel.

The market value of our equity securities is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash distributions. In light of generative artificial intelligence tools and large language models, there is also a risk that the dissemination of negative opinions or characterizations or disinformation may negatively impact the conclusions that these tools and models draw about our business, prospects and share price. Consequently, our equity securities may trade at prices that are higher or lower than our net asset value per equity security. If our future earnings or cash distributions are less than expected, it is likely that the market price of our equity securities will diminish.

The market price of our common shares has been, and may continue to be, particularly volatile, and our shareholders may be unable to resell their shares at a profit.

The market price of our common shares has been subject to fluctuation and may continue to fluctuate or decline. Between January 1, 2023 and December 31, 2025, the closing price per share of our common shares has ranged from a high of $54.55 (on September 16, 2024) to a low of $33.28 (on October 25, 2023). In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our share price is volatile, we may become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business.

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

The United States Federal Reserve Board and similar international bodies have increased interest rates at times in recent years to control and decrease the level of inflation. Similar increases in interest rates could have a material effect on our financial performance, as further described under the heading “The terms and covenants relating to our indebtedness could adversely impact our financial performance.”

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

Terrorist attacks at or against our stores, our employees, our interests or the United States, may negatively impact our operations and the value of our securities. Attacks, armed conflicts or active-shooter situations could negatively impact the demand for self-storage and increase the cost of insurance coverage for our stores, which could reduce our profitability and cash flow. Furthermore, any terrorist attacks, armed conflicts or active-shooter situations could result in increased volatility in or damage to the United States and worldwide financial markets and economy.

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

We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Under the direction of our Executive Vice President of Technology, Data Science & Marketing and our Director, Cybersecurity (together, the “Cybersecurity Leadership Team”) our information technology department regularly monitors cybersecurity threats and leads the prevention, detection, mitigation and remediation of cybersecurity incidents, with regular reporting to senior management and to the Board on these topics.

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

Recognizing the complexity and evolving nature of cybersecurity threats, we also retain a range of external experts, including cybersecurity assessors, consultants and auditors in evaluating and testing our information security processes and systems. These engagements enable us to access specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our engagements with these third parties include regular audits, threat assessments and consultations on security enhancements. We also regularly conduct information security training to ensure that all employees, including those who may come into possession of confidential financial or personally identifiable information, are aware of information security risks and are equipped to take steps to mitigate such risks. The results of such tests, assessments, reviews and trainings are evaluated by senior management and our cybersecurity policies, processes and practices are refined as necessary based on the information provided.

We routinely conduct risk-based security assessments and assurance activities related to our third-party service providers that have access to our electronic information (including data centers operated by third parties and cloud computing platforms) and we maintain policies and procedures to oversee and identify cybersecurity risks associated with our use of third-party service providers. Our policies and procedures also include technical controls and processes, as well as contractual mechanisms to mitigate risk. These activities include a combination of direct review, reliance on independent third-party assessments, and periodic oversight by the Cybersecurity Leadership Team, with support from their staff.

Since January 1, 2023, we have not experienced any cybersecurity incidents that have resulted in material financial loss. We are not aware of any cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Management Oversight

Primary responsibility for the oversight of the assessment, identification and management of our cybersecurity risks rests with our Executive Vice President of Technology, Data Science & Marketing. Under her direction, these risk mitigation efforts are designed, tested, and implemented by our Director, Cybersecurity. Collectively, the Cybersecurity Leadership Team has over 50 years of experience in the field of Information Technology, holding relevant academic degrees and industry certifications, including the Certified Cloud Security Professional and Certified Information Systems Security Professional designations. The Cybersecurity Leadership Team oversees our information technology governance programs, tests our compliance with standards, remediates known risks, and leads our employee cybersecurity training program.

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

Emerging or potential cybersecurity risks are communicated to senior management by the Cybersecurity Leadership Team. Together, they discuss updates on any significant developments in the cybersecurity domain, ensuring that management’s oversight is proactive. In addition, a cross-organizational cyber task force, which includes the Cybersecurity Leadership Team and several members of senior management, meets regularly to consider and address cybersecurity risks, including risks related to our use of third-party service providers. This task force reports regularly to senior management, who actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. The involvement of senior management in our cybersecurity strategy ensures that cybersecurity considerations are collaborative and integrated into our broader strategic objectives.

The Cybersecurity Leadership Team provides regular updates to the cyber task force regarding relevant cybersecurity risks and incidents, in accordance with established internal reporting and escalation processes. This ensures the highest levels of management are kept abreast of our cybersecurity posture and the potential risks facing us. Furthermore, as noted below, significant cybersecurity matters and strategic risk management decisions are escalated to the Audit Committee and, as appropriate, the Board, ensuring that such bodies maintain comprehensive oversight and can provide guidance on critical cybersecurity issues.

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

Our established system of internal controls also provides for the Audit Committee to receive prompt information regarding any cybersecurity incident that meets established internal reporting thresholds, as well as updates regarding any such incident until it has been fully remediated. The Audit Committee provides updates to the Board regarding such matters, as appropriate.

ITEM 2. PROPERTIES

As of December 31, 2025, we owned (or partially owned and consolidated) 662 self-storage properties that contained an aggregate of approximately 48.4 million rentable square feet and are located in 25 states and the District of Columbia. The following table sets forth summary information regarding our stores by state as of December 31, 2025.

			Total	% of Total
	Number of	Number of	Rentable	Rentable	Ending
State	Stores	Units	Square Feet	Square Feet	Occupancy

Texas	98	63,324	7,424,649	15.3%	88.7%
Florida	95	68,736	7,171,875	14.8%	88.0%
New York	61	86,603	4,878,237	10.1%	88.5%
California	63	45,190	4,786,592	9.9%	88.2%
Arizona	51	29,332	3,319,447	6.9%	86.8%
Illinois	47	29,514	3,167,028	6.5%	90.7%
New Jersey	30	22,575	2,161,598	4.5%	89.3%
Maryland	22	19,014	1,860,407	3.8%	86.3%
Georgia	24	15,454	1,806,693	3.7%	85.5%
Nevada	22	14,544	1,714,978	3.5%	91.0%
Connecticut	27	13,770	1,551,182	3.2%	85.7%
Ohio	20	11,081	1,294,628	2.7%	87.5%
Massachusetts	20	13,066	1,252,530	2.6%	87.8%
Virginia	11	11,026	1,060,247	2.2%	88.8%
Pennsylvania	14	10,257	1,032,539	2.1%	87.7%
Tennessee	9	5,699	755,798	1.6%	85.6%
Colorado	10	5,493	654,122	1.4%	89.3%
North Carolina	9	5,344	612,023	1.3%	88.0%
South Carolina	8	3,872	432,324	0.9%	85.9%
Washington D.C.	5	5,293	410,676	0.9%	85.0%
Rhode Island	4	2,023	247,305	0.5%	89.6%
Minnesota	3	2,450	246,115	0.5%	91.6%
Utah	4	2,514	236,063	0.5%	86.4%
New Mexico	3	1,686	182,261	0.4%	82.3%
Indiana	1	584	70,486	0.1%	91.3%
Oregon	1	560	59,863	0.1%	90.7%
Total/Weighted average	662	489,004	48,389,666	100.0%	88.1%

We have grown by adding stores to our portfolio through acquisitions and development. The tables set forth below show the ending occupancy, annual rent per occupied square foot and total revenues related to our stores owned as of December 31, 2025, and for each of the previous three years, grouped by the year during which we first owned or operated the store.

Stores by Year Acquired/Developed– Ending Occupancy

	Number of	Rentable	Ending Occupancy
Year Acquired/Developed (1)	Stores	Square Feet	2025	2024	2023

2022 and earlier	610	44,123,529	88.4%	89.1%	89.8%
2023	1	74,465	92.9%	89.3%	87.6%
2024	20	1,667,065	84.3%	78.8%	—
2025	31	2,524,607	85.4%	—	—
All stores owned as of December 31, 2025	662	48,389,666	88.1%	88.8%	89.8%

Stores by Year Acquired/Developed - Annual Rent Per Occupied Square Foot (2)

	Number of	Annual Rent per Square Foot
Year Acquired/Developed (1)	Stores	2025	2024	2023

2022 and earlier	610	$23.62	$23.64	$23.43
2023	1	25.59	26.41	28.01
2024	20	15.17	16.33	—
2025	31	20.28	—	—
All stores owned as of December 31, 2025	662	$23.29	$23.46	$23.54

Stores by Year Acquired/Developed - Total Revenues (dollars in thousands)

	Number of	Total Revenues
Year Acquired/Developed (1)	Stores	2025	2024	2023

2022 and earlier	610	$994,641	$996,105	$996,175
2023	1	1,871	1,873	114
2024	20	22,030	3,741	—
2025	31	38,617	—	—
All stores owned as of December 31, 2025	662	$1,057,159	$1,001,719	$996,289
(1)	Represents the year acquired/developed for those stores we acquired from a third party or the year placed in service for those stores we developed. Tables do not include 2023 results for one development property that was partially completed during the year ended December 31, 2023. This development property was fully completed during the year ended December 31, 2024.

(2)	Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period. Rental revenue includes the impact of promotional discounts, which reduce rental income over the promotional period, of $24.2 million, $22.7 million and $19.4 million for the periods ended December 31, 2025, 2024 and 2023, respectively.

Unconsolidated Real Estate Ventures

As of December 31, 2025, we held ownership interests ranging from 10% to 50% in five unconsolidated real estate ventures for an aggregate investment carrying value of $74.0 million. We hold interests in these real estate ventures with unaffiliated third parties to own, operate, and acquire self-storage properties in select markets. As of December 31, 2025, these real estate ventures owned a total of 49 self-storage properties that contained an aggregate of approximately 3.3 million rentable square feet. The self-storage properties owned by these real estate ventures are managed by us and are located in California (2), Connecticut (3), Florida (2), Massachusetts (6), New Jersey (3), New York (1), North Carolina (1), Rhode Island (2), Texas (27) and Vermont (2).

We do not consolidate the assets and liabilities of each of the real estate ventures in our financial statements.

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

Capital Expenditures

We have a capital improvement program that covers office upgrades, climate-control enhancements, solar panel installations and other store upgrades. In 2026, we anticipate spending approximately $20.0 million to $25.0 million associated with these capital expenditures. In 2026, we also anticipate spending approximately $27.5 million to $32.5 million on recurring capital expenditures and approximately $0.5 million to $2.0 million on the development of new self-storage properties.

ITEM 3.  LEGAL PROCEEDINGS

To our knowledge, no legal proceedings are pending against us, other than routine actions and administrative proceedings, and other actions not deemed material, and which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchase of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended December 31, 2025:

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 1 - October 31	338	(1)	$40.48	—	3,000,000
November 1 - November 30	—		$—	—	3,000,000
December 1 - December 31	890,016		$35.84	890,016	2,109,984
Total	890,354		$35.84	890,016	2,109,984

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

(2)	On June 26, 2007, the Board of Trustees of the Parent Company (the “Board”) approved a share repurchase program for up to 3.0 million of the Parent Company’s outstanding common shares. Additionally, on February 24, 2026, the Board authorized additional share repurchases of up to 10.0 million of the Parent Company’s outstanding common shares. This share repurchase authorization is in addition to, and does not supersede, the existing share repurchase authorization made in 2007. Unless terminated earlier by resolution of the Board, the program will expire when the number of authorized shares has been repurchased.

Unregistered Sales of Equity Securities

None.

Market Information for and Holders of Record of Common Shares

As of December 31, 2025, there were 191 registered record holders of the Parent Company’s common shares and 17 holders (other than the Parent Company) of the Operating Partnership’s OP Units. These amounts do not include common shares held by brokers and other institutions on behalf of shareholders. The Parent Company’s common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol CUBE. There is no established trading market for units of the Operating Partnership.

Tax Characterization of Distributions

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders. Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as a capital gain or may constitute a tax-free return of capital. Annually, we provide each of the Parent Company’s common shareholders a statement detailing the tax characterization of distributions paid during the preceding year as ordinary income, capital gain or return of capital. The characterization of the Parent Company’s distributions for 2025 consisted of an 88.2742% ordinary income distribution and an 11.7258% non-dividend distribution.

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

Recent Sales of Unregistered Equity Securities and Use of Proceeds

Recent Sales of Operating Partnership Unregistered Equity Securities

None.

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart and table compare the cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2020 and ending December 31, 2025.

	For the period ended December 31,
Index	2020	2021	2022	2023	2024	2025
CubeSmart	100.00	174.59	128.65	155.02	148.00	130.85
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
FTSE NAREIT All Equity REIT Index	100.00	141.30	106.05	118.09	123.90	126.71

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the design, development, acquisition, operation, leasing, and management of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of December 31, 2025 and 2024, we owned (or partially owned and consolidated) 662 self-storage properties containing an aggregate of approximately 48.4 million rentable square feet and 631 self-storage properties containing an aggregate of approximately 45.8 million rentable square feet, respectively. As of December 31, 2025, we owned stores in the District of Columbia and the following 25 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of December 31, 2025, we managed 862 stores for third parties (including 49 stores containing an aggregate of approximately 3.3 million rentable square feet as part of five separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 1,524. As of December 31, 2025, we managed stores for third parties in the following 39 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin.

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

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending and moving trends, as well as to increased bad debts due to economic pressures. Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

We continue our focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage properties.

We have one operating segment: we own, operate, develop, manage and acquire self-storage properties.

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our 2025 revenues. Our stores in New York, Florida, Texas and California provided approximately 17%, 14%, 11% and 10%, respectively, of total revenues for the year ended December 31, 2025.

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

Self-Storage Properties

The Company records self-storage properties at cost less accumulated depreciation. Depreciation on buildings and improvements, as well as equipment is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repair and maintenance costs are expensed as incurred.

When stores are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated relative fair values.

Allocations to land, buildings and improvements, and equipment are recorded based upon their respective relative fair values as estimated by management. If appropriate, the Company allocates a portion of the purchase price to an intangible asset attributed to the value of in-place leases. This intangible asset is generally amortized to expense over the expected remaining term of the respective leases. Substantially all of the storage leases in place at acquired stores are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date, no portion of the purchase price has been allocated to above- or below-market lease intangibles associated with storage leases assumed at acquisition. Above- or below- market lease intangibles associated with assumed leases in which the Company serves as lessee are recorded as an adjustment to the right-of-use asset and reflect the difference between the contractual amounts to be paid pursuant to each in-place lease and management’s estimate of fair market lease rates. These amounts are amortized over the term of the lease. To date, no intangible asset has been recorded for the value of customer relationships, because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events or circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of the net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the years ended December 31, 2025, 2024 and 2023.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no stores classified as held for sale as of December 31, 2025.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, cash distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2025, 2024 and 2023.

Differences between the Company's net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. As of December 31, 2025 and 2024, the Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $30.1 million and $31.0 million, respectively. These differences are amortized over the estimated useful lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures within the Company’s consolidated statements of operations.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto. Historical results set forth in the Company’s consolidated statements of operations reflect only the existing stores for each period presented and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of December 31, 2025, we owned 606 same-store properties and 56 non same-store properties. The non same-store property portfolio results include 2024 and 2025 acquisitions, dispositions, newly developed stores, stores with a significant portion of net rentable square footage taken out of service or stores that have not yet reached stabilization as defined above. For analytical presentation, all percentages are calculated using the numbers presented in the Company’s consolidated financial statements contained in this Report.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of December 31, 2025, 2024 and 2023, we owned (or partially owned and consolidated) 662, 631 and 611 self-storage properties and related assets, respectively.

The following table summarizes the change in number of owned stores from January 1, 2023 through December 31, 2025:

	2025	2024	2023

Balance - January 1	631	611	611
Stores acquired	28	2	—
Balance - March 31	659	613	611
Stores developed	—	2	—
Balance - June 30	659	615	611
Stores developed	1	—	—
Balance - September 30	660	615	611
Stores acquired (1)	2	16	1
Stores sold (2)	—	—	(1)
Balance - December 31	662	631	611

(1)	For the quarter ended December 31, 2024, includes 14 stores owned by consolidated joint ventures in which we acquired an 85% ownership interest.

(2)	For the quarter ended December 31, 2023, relates to one store that was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024 (dollars and square feet in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Property Portfolio		Eliminations		Total Portfolio
				%								%
	2025	2024	Change	Change	2025	2024	2025	2024	2025	2024	Change	Change
REVENUES:
Rental income	$892,805	$899,279	$(6,474)	(0.7)%	$63,842	$11,882	$—	$—	$956,647	$911,161	$45,486	5.0%
Other property related income	45,243	43,178	2,065	4.8%	3,576	1,519	77,400	68,949	126,219	113,646	12,573	11.1%
Property management fee income	—	—	—	0.0%	—	—	40,244	41,424	40,244	41,424	(1,180)	(2.8)%
Total revenues	938,048	942,457	(4,409)	(0.5)%	67,418	13,401	117,644	110,373	1,123,110	1,066,231	56,879	5.3%

OPERATING EXPENSES:
Property operating expenses	271,201	267,967	3,234	1.2%	25,300	4,384	54,904	45,399	351,405	317,750	33,655	10.6%
NET OPERATING INCOME:	666,847	674,490	(7,643)	(1.1)%	42,118	9,017	62,740	64,974	771,705	748,481	23,224	3.1%

Store count	606	606			56	25			662	631
Total rentable square feet	43,788	43,788			4,602	2,052			48,390	45,840
Period end occupancy	88.6%	89.3%			84.0%	77.8%			88.1%	88.8%
Period average occupancy	89.7%	90.4%
Realized annual rent per occupied sq. ft. (1)	$22.73	$22.71

Depreciation and amortization									258,151	205,703	52,448	25.5%
General and administrative									64,655	59,663	4,992	8.4%
Subtotal									322,806	265,366	57,440	21.6%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(114,099)	(90,820)	(23,279)	(25.6)%
Loan procurement amortization expense									(4,972)	(4,067)	(905)	(22.3)%
Loss on early extinguishment of debt									(3,692)	—	(3,692)	(100.0)%
Equity in earnings of real estate ventures									2,460	2,499	(39)	(1.6)%
Other									2,721	1,158	1,563	135.0%
Total other expense									(117,582)	(91,230)	(26,352)	(28.9)%

NET INCOME									331,317	391,885	(60,568)	(15.5)%
Net income attributable to noncontrolling interests in the Operating Partnership									(1,625)	(2,159)	534	24.7%
Net loss attributable to noncontrolling interests in subsidiaries									4,090	1,454	2,636	181.3%
NET INCOME ATTRIBUTABLE TO THE COMPANY'S COMMON SHAREHOLDERS									$333,782	$391,180	$(57,398)	(14.7)%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Revenues increased from $1.066 billion for the year ended December 31, 2024 to $1.123 billion for the year ended December 31, 2025, an increase of $56.9 million, or 5.3%. This increase was primarily attributable to additional revenues from stores acquired or opened in 2024 and 2025 included in our non same-store portfolio.

Operating Expenses

Property operating expenses increased from $317.8 million for the year ended December 31, 2024 to $351.4 million for the year ended December 31, 2025, an increase of $33.7 million, or 10.6%. This increase was primarily attributable to additional expenses from stores acquired or opened in 2024 and 2025 included in our non same-store portfolio.

Depreciation and amortization increased from $205.7 million for the year ended December 31, 2024 to $258.2 million for the year ended December 31, 2025, an increase of $52.4 million, or 25.5%. This increase was primarily attributable to depreciation and amortization associated with newly acquired or developed stores.

General and administrative expenses increased from $59.7 million for the year ended December 31, 2024 to $64.7 million for the year ended December 31, 2025, an increase of $5.0 million, or 8.4%. This increase was primarily attributable to increased personnel expenses.

Other (expense) income

Interest expense on loans increased from $90.8 million for the year ended December 31, 2024 to $114.1 million for the year ended December 31, 2025, an increase of $23.3 million, or 25.6%. This increase was attributable to an increase in the average outstanding debt balance and higher interest rates during the 2025 period compared to the 2024 period. The average outstanding debt balance increased from $2.96 billion during the year ended December 31, 2024 to $3.37 billion during the year ended December 31, 2025. The weighted average effective interest rate on our outstanding debt increased from 3.00% during the year ended December 31, 2024 to 3.29% for the year ended December 31, 2025.

Loss on early extinguishment of debt was $3.7 million for the year ended December 31, 2025. This amount was related to the early repayment of a mortgage loan due in May 2029. There were no such losses for the year ended December 31, 2024.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Refer to the section entitled “Results of Operations” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024 for a comparison of the year ended December 31, 2024 to the year ended December 31, 2023.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024

Net income attributable to the Company’s common shareholders	$333,782	$391,180

Add:
Real estate depreciation and amortization:
Real property	248,654	199,250
Company’s share of unconsolidated real estate ventures	6,122	8,170
Net income attributable to noncontrolling interests in the Operating Partnership	1,625	2,159
FFO attributable to the Company's common shareholders and third-party OP unitholders	$590,183	$600,759

Add:
Loss on early extinguishment of debt (1)	3,138	—
FFO, as adjusted, attributable to the Company's common shareholders and third-party OP unitholders	$593,321	$600,759

Weighted average diluted shares outstanding	229,160	227,150
Weighted average diluted units outstanding owned by third parties	1,117	1,250
Weighted average diluted shares and units outstanding	230,277	228,400

(1)	Relates to our portion of the loss on early extinguishment of debt incurred by consolidated joint ventures in which the Company owns an 85% interest.

Cash Flows

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

A comparison of cash flows related to operating, investing and financing activities for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2025	2024	Change

	(in thousands)

Operating activities	$608,512	$631,074	$(22,562)
Investing activities	$(571,323)	$(173,959)	$(397,364)
Financing activities	$(104,619)	$(387,669)	$283,050

Net cash provided by operating activities decreased from $631.1 million for the year ended December 31, 2024 to $608.5 million for the year ended December 31, 2025, a decrease of $22.6 million. This decrease was primarily attributable to the timing and amounts of the payments of certain expenses, mainly insurance and property taxes.

Net cash used in investing activities increased from $174.0 million for the year ended December 31, 2024 to $571.3 million for the year ended December 31, 2025, an increase of $397.4 million. This increase was primarily the result of $451.1 million paid to acquire the remaining 80% ownership interest in 191 IV CUBE LLC during the 2025 period, partially offset by $57.2 million paid for the acquisition of a controlling interest in seven consolidated joint ventures that collectively own 14 stores during the 2024 period.

Net cash used in financing activities was $387.7 million for the year ended December 31, 2024 compared to $104.6 million for the year ended December 31, 2025, a decrease of $283.1 million. This change was primarily the result of a $396.9 million increase in net borrowings on our revolving credit facility during the 2025 period as compared to the corresponding 2024 period. The change was also due to a $144.0 million increase in net borrowings on unsecured senior notes during the 2025 period as compared to the corresponding 2024 period. These changes were partially offset by a $118.7 million decrease in proceeds received from the issuance of common shares due to activity in our at-the-market equity program during the 2024 period. There was no such activity during the 2025 period. The changes were also partially offset by a $76.8 million increase in principal payments on mortgage loans, primarily due to the repayment of a $108.0 million mortgage loan.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Refer to the section entitled “Cash Flows” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024 for a comparison of the year ended December 31, 2024 to the year ended December 31, 2023.

Liquidity and Capital Resources

Liquidity Overview

Our cash flow from operations has historically been one of our primary sources of liquidity used to fund debt service, distributions and capital expenditures. We derive substantially all of our revenue from customers who lease self-storage space at our stores and fees earned from managing stores. Therefore, our ability to generate cash flow from operations is dependent on the rents that we are able to charge and collect from our customers. We believe that the properties in which we invest, self-storage properties, are less sensitive than other real estate product types to changes in economic conditions. However, prolonged economic pressures will adversely affect our cash flows from operations.

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

Our short-term liquidity needs consist primarily of funds necessary to: pay operating expenses associated with our stores; repay certain indebtedness; pay interest expense and scheduled principal payments on debt; fund expected distributions to limited partners and shareholders; and fund capital expenditures and the acquisition and development of new stores. These funding requirements will vary from year to year, in some cases significantly. In the 2026 fiscal year, we expect recurring capital expenditures to be approximately $27.5 million to $32.5 million, planned capital improvements and store upgrades to be approximately $20.0 million to $25.0 million and costs associated with the development of new stores to be approximately $0.5 million to $2.0 million. Our currently scheduled principal payments on debt, including the repayment of unsecured senior notes, are approximately $341.0 million in 2026.

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

Our liquidity needs beyond 2026 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating stores; (iii) acquisitions of additional stores; and (iv) development of new stores. We will have to satisfy the portion of our needs not covered by cash flow from operations through additional borrowings, including borrowings under our Revolver, sales of common or preferred shares of the Parent Company and common or preferred units of the Operating Partnership and/or cash generated through store dispositions and joint venture transactions.

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

As of December 31, 2025, we had approximately $5.8 million in available cash and cash equivalents. In addition, we had approximately $470.5 million of availability for borrowings under our Revolver.

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

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2025	2024	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$—	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
$450M 5.125% Guaranteed Notes due 2035	450,000	—	5.30%	Aug-25	Nov-35
Principal balance outstanding	2,950,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(12,669)	(8,495)
Less: Loan procurement costs, net	(12,228)	(10,874)
Total unsecured senior notes, net	$2,925,103	$2,780,631

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015 (collectively, the “2025 Notes”). The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. These senior notes were redeemed in full on November 17, 2025. The combined weighted average effective interest rate of the 2025 Notes, prior to redemption of such notes, was 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2025, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility

On October 26, 2022, we amended and restated, in its entirety, our unsecured revolving credit agreement (the “Second Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of an $850.0 million unsecured revolving credit facility (the “Revolver”) maturing on February 15, 2027. The Second Amended and Restated Credit Facility provides for two six-month options to extend the maturity date to February 2028 upon the satisfaction of certain conditions. Under the Second Amended and Restated Credit Facility, pricing on the Revolver is dependent upon our unsecured debt credit ratings and leverage levels. At our current unsecured debt credit ratings and leverage levels, amounts drawn under the Revolver are priced using a margin of 0.775% plus a facility fee of 0.15% over the Secured Overnight Financing Rate ("SOFR") plus a 0.10% SOFR adjustment.

As of December 31, 2025, the Revolver had an effective interest rate of 4.90%. Additionally, as of December 31, 2025, $470.5 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by outstanding letters of credit totaling $0.7 million.

Under the Second Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the year ended December 31, 2025, the Operating Partnership was in compliance with all financial covenants of the Second Amended and Restated Credit Facility.

Mortgage Loans and Notes Payable

Our mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	December 31,		Effective	Maturity
Mortgage Loans and Notes Payable	2025	2024	Interest Rate	Date

	(in thousands)
Long Island City II, NY	$16,880	$17,368	2.25%	Jul-26
Long Island City III, NY	16,880	17,371	2.25%	Aug-26
Allen, TX (1)	7,226	7,432	6.29%	Aug-26
Dallas-Fort Worth, TX (1) (2)	—	108,000	6.23%	May-29
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	95,286	204,471
Plus: Unamortized fair value adjustment	3,969	6,137
Less: Loan procurement costs, net	(396)	(4,693)
Total mortgage loans and notes payable, net	$98,859	$205,915

(1)	The Company owns an 85% interest in consolidated joint ventures that are the borrowers on these mortgage loans.

(2)	This mortgage loan was repaid in full in December 2025.

Issuance of Common Shares

On March 3, 2025, we replaced our prior at-the-market equity distribution program with a new at-the-market equity distribution program, which increased the number of common shares available for sale under the program by 10.0 million. Under the new program, we may sell, from time to time, up to an aggregate of 13,510,817 common shares of CubeSmart through agents acting as our sales agents or as forward sellers of common shares borrowed from third parties (if acting as forward sellers). Sales of common shares, if any, made through the agents, as our sales agents, or as forward sellers, may be made by any method permitted by law to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or by any other method permitted by applicable law and agreed to by us in writing. We may also sell common shares to a sales agent, as principal for its own account, at a price to be agreed upon at the time of sale. Actual sales, if any, under the program will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs and determinations by us of the appropriate uses of our funding. As of December 31, 2025, we had not sold any common shares under the new program.

Our sales activity under our equity distribution programs for the years ended December 31, 2025, 2024 and 2023 is summarized below:

	For the year ended December 31,
	2025	2024	2023

	(dollars and shares in thousands, except per share amounts)
Number of shares sold	—	2,336	—
Average sales price per share	$—	$51.25	$—
Net proceeds after deducting offering costs	$—	$118,269	$—

We used proceeds from sales of common shares under the program during the year ended December 31, 2024 to fund the acquisition and development of self-storage properties and for general corporate purposes. As of December 31, 2025, 2024 and 2023, 13.5 million common shares, 3.5 million common shares and 5.8 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

Repurchase of Common Shares

During the year ended December 31, 2025, we repurchased, under our share repurchase program, a total of 0.9 million common shares of beneficial interest for an average purchase price of $35.84 per share. There were no such repurchases during the years ended December 31, 2024 or 2023. As of December 31, 2025, 2024 and 2023, 2.1 million common shares, 3.0 million common shares and 3.0 million common shares remained available for repurchase under this program. Additionally, on February 24, 2026, the Board authorized additional share repurchases of up to 10.0 million of the Parent Company’s outstanding common shares.

Other Material Changes in Financial Position

	December 31,
	2025	2024	Change

	(in thousands)
Selected Assets
Storage properties, net	$6,375,849	$6,038,186	$337,663
Investment in real estate venture, at equity	74,034	91,973	(17,939)

Selected Liabilities
Unsecured senior notes, net	$2,925,103	$2,780,631	$144,472
Revolving credit facility	378,800	—	378,800
Mortgage loans and notes payable, net	98,859	205,915	(107,056)

Storage properties, net increased $337.7 million from December 31, 2024 to December 31, 2025 primarily due to the acquisition of our partner’s 80% ownership interest in 191 IV CUBE LLC (“HVP IV”), a 28-store unconsolidated real estate venture in which we previously owned an 20% interest. The increase was also due to the acquisition of two wholly-owned storage properties, additions and improvements to existing storage properties, and development activity during the year.

Investment in real estate ventures, at equity decreased $17.9 million from December 31, 2024 to December 31, 2025 primarily due to our acquisition of our partner’s 80% ownership interest in HVP IV, as noted above.

Unsecured senior notes, net increased $144.5 million from December 31, 2024 to December 31, 2025 as a result of the issuance of the 2035 Notes on August 20, 2025 offset by the redemption of the 2025 Notes on November 17, 2025.

Revolving credit facility increased $378.8 million from December 31, 2024 to December 31, 2025 primarily as a result of borrowings used to fund the repayment of other debt obligations, acquisition of storage properties, additions and improvements to storage properties, and development costs incurred during the year.

Mortgage loans and notes payable, net decreased $107.1 million from December 31, 2024 to December 31, 2025 primarily due to the repayment of a $108.0 million mortgage loan in December 2025.

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

As of December 31, 2025 our consolidated debt consisted of $3.05 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of December 31, 2025, there were $378.8 million of outstanding unsecured credit facility borrowings subject to floating rates. Changes in market interest rates have different impacts on the fixed- and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $116.6 million. If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $123.5 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Parent Company is set forth on page F-2 of this Report, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Operating Partnership is set forth on page F-3 of this Report, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

ITEM 9B.  OTHER INFORMATION

Trading Arrangements

During the three months ended December 31, 2025, none of our Trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

The remaining information required by this item regarding Trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement for the Annual Shareholders Meeting to be held in 2026 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Trustee Nominees,” “Named Executive Officers,” “Board Committee Membership and Meetings,” and “Shareholder Proposals and Nominations for the 2027 Annual Meeting.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act, if any, is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Delinquent Section 16(a) Reports,” if applicable.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2025.

Number of securities remaining
	Number of securities to	Weighted average		available for future issuance under
	be issued upon exercise	exercise price of		equity compensation plans
	of outstanding options,	outstanding options,		(excluding securities
Plan Category	warrants and rights	warrants and rights		reflected in column(a))
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	2,958,511	$37.89	(1)	5,174,160
Equity compensation plans not approved by shareholders	—	—		—
Total	2,958,511	$37.89		5,174,160

(1)	This number reflects the weighted average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Ownership of Company Shares.”

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

4.8*

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

4.11*

Form of $350 million aggregate principal amount of 4.375% senior notes due February 15, 2029, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2019.

4.12*

Sixth Supplemental Indenture, dated as of January 30, 2019, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 30, 2019.

4.13*

Form of $350 million aggregate principal amount of 3.000% senior notes due February 15, 2030, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2019.

4.14*	Form of CubeSmart Notation of Guarantee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2019.

4.15*

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

4.17*	Form of CubeSmart Guarantee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2020.

4.18*

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

4.20*

Ninth Supplemental Indenture, dated of as November 30, 2021, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on November 30, 2021.

4.21*

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

4.24*	Form of CubeSmart Guarantee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 30, 2021.

4.25*

Tenth Supplemental Indenture, dated of as November 30, 2021, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed on November 30, 2021.

4.26*

Eleventh Supplemental Indenture, dated of as August 20, 2025, among CubeSmart, CubeSmart, L.P. and U.S. Bank Trust Company, National Association, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on August 20, 2025.

4.27*

Form of $450 million aggregate principal amount of 5.125% senior notes due November 1, 2035, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 20, 2025.

4.28*	Form of CubeSmart Guarantee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 20, 2025.

10.1*†	Form of Indemnification Agreement for Trustees and Executive Officers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 17, 2022.

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

10.4 *	Waiver of Ownership Limitation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 6, 2013.

10.5 *†	Amended and Restated CubeSmart 2007 Equity Incentive Plan, effective May 20, 2025, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on May 21, 2025

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

10.11*

Equity Distribution Agreement, dated March 3, 2025, by and among CubeSmart, CubeSmart, L.P. and the Agents, Forward Sellers and Forward Purchasers party thereto, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on March 3, 2025.

10.12*

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

10.14*†

Form of Performance-Vested Restricted Share Grant Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective August 1, 2023, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed on August 4, 2023.

10.15*†

Form of Performance-Vested Restricted Share Unit Grant Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective August 1, 2023, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed on August 4, 2023.

10.16*†

Form of Restricted Share Grant Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective August 1, 2023, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed on August 4, 2023.

10.17*†

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

10.21*†

Advisory Agreement between Joel Keaton and CubeSmart, L.P., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 28, 2025.

19.1*

CubeSmart Insider Trading Policy and Share Ownership Guidelines, incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 28, 2025.

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

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Deborah Ratner Salzberg	Chair of the Board of Trustees	February 27, 2026
Deborah Ratner Salzberg

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 27, 2026
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 27, 2026
Timothy M. Martin	(Principal Financial Officer)

/s/ Matthew D. DeNarie	Chief Accounting Officer	February 27, 2026
Matthew D. DeNarie	(Principal Accounting Officer)

/s/ Piero Bussani	Trustee	February 27, 2026
Piero Bussani

/s/ Jit Kee Chin	Trustee	February 27, 2026
Jit Kee Chin

/s/ Dorothy Dowling	Trustee	February 27, 2026
Dorothy Dowling

/s/ John W. Fain	Trustee	February 27, 2026
John W. Fain

/s/ Jair K. Lynch	Trustee	February 27, 2026
Jair K. Lynch

/s/ John F. Remondi	Trustee	February 27, 2026
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 27, 2026
Jeffrey F. Rogatz

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBESMART, L.P.

By:	/s/ Timothy M. Martin
Timothy M. Martin
Chief Financial Officer

Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Deborah Ratner Salzberg	Chair of the Board of Trustees	February 27, 2026
Deborah Ratner Salzberg

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 27, 2026
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 27, 2026
Timothy M. Martin	(Principal Financial Officer)

/s/ Matthew D. DeNarie	Chief Accounting Officer	February 27, 2026
Matthew D. DeNarie	(Principal Accounting Officer)

/s/ Piero Bussani	Trustee	February 27, 2026
Piero Bussani

/s/ Jit Kee Chin	Trustee	February 27, 2026
Jit Kee Chin

/s/ Dorothy Dowling	Trustee	February 27, 2026
Dorothy Dowling

/s/ John W. Fain	Trustee	February 27, 2026
John W. Fain

/s/ Jair K. Lynch	Trustee	February 27, 2026
Jair K. Lynch

/s/ John F. Remondi	Trustee	February 27, 2026
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 27, 2026
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

Under the supervision, and with the participation, of the REIT’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2025, the REIT’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP (Philadelphia, Pennsylvania; PCAOB ID #185), an independent registered public accounting firm, as stated in their report that appears herein.

February 27, 2026

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

Under the supervision, and with the participation, of the Partnership’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2025, the Partnership’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP (Philadelphia, Pennsylvania; PCAOB ID #185), an independent registered public accounting firm, as stated in their report that appears herein.

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of CubeSmart:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the identification and assessment of impairment indicators for certain storage properties

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company had $6.4 billion of storage properties, net of accumulated depreciation, as of December 31, 2025. The Company evaluates long-lived assets for impairment when events or circumstances, such as declines in occupancy or operating results, indicate that there may be an impairment.

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

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Trustees of CubeSmart and Partners of CubeSmart, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart, L.P. and subsidiaries (the Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Evaluation of the identification and assessment of impairment indicators for certain storage properties

As discussed in Notes 2 and 3 to the consolidated financial statements, the Partnership had $6.4 billion of storage properties, net of accumulated depreciation, as of December 31, 2025. The Partnership evaluates long-lived assets for impairment when events or circumstances, such as declines in occupancy or operating results, indicate that there may be an impairment.

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

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of CubeSmart:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Trustees of CubeSmart and Partners of CubeSmart, L.P.:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart, L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2026

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2025	2024

ASSETS
Storage properties	$8,134,189	$7,628,774
Less: Accumulated depreciation	(1,758,340)	(1,590,588)
Storage properties, net (includes VIE amounts of $373,687 and $363,315, respectively)	6,375,849	6,038,186
Cash and cash equivalents (includes VIE amounts of $4,397 and $2,907, respectively)	5,782	71,560
Restricted cash (includes VIE amounts of $2,552 and $4,439, respectively)	4,451	6,103
Loan procurement costs, net of amortization	1,803	2,731
Investment in real estate ventures, at equity	74,034	91,973
Other assets, net	181,274	183,628
Total assets	$6,643,193	$6,394,181

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,925,103	$2,780,631
Revolving credit facility	378,800	—
Mortgage loans and notes payable, net (includes VIE amounts of $7,092 and $111,728, respectively)	98,859	205,915
Lease liabilities - finance leases	65,579	65,668
Accounts payable, accrued expenses and other liabilities	229,666	229,581
Distributions payable	121,519	119,600
Deferred revenue	41,591	38,918
Total liabilities	3,861,117	3,440,313

Noncontrolling interests in the Operating Partnership	36,167	51,193

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 227,269,217 and 227,764,975 shares issued and outstanding at December 31, 2025 and 2024, respectively	2,273	2,278
Additional paid-in capital	4,302,554	4,285,570
Accumulated other comprehensive loss	(249)	(330)
Accumulated deficit	(1,585,135)	(1,415,662)
Total CubeSmart shareholders’ equity	2,719,443	2,871,856
Noncontrolling interests in subsidiaries	26,466	30,819
Total equity	2,745,909	2,902,675
Total liabilities and equity	$6,643,193	$6,394,181

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2025	2024	2023

REVENUES
Rental income	$956,647	$911,161	$911,999
Other property related income	126,219	113,646	101,793
Property management fee income	40,244	41,424	36,542
Total revenues	1,123,110	1,066,231	1,050,334
OPERATING EXPENSES
Property operating expenses	351,405	317,750	294,780
Depreciation and amortization	258,151	205,703	201,238
General and administrative	64,655	59,663	57,041
Total operating expenses	674,211	583,116	553,059
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(114,099)	(90,820)	(93,065)
Loan procurement amortization expense	(4,972)	(4,067)	(4,141)
Loss on early extinguishment of debt	(3,692)	—	—
Equity in earnings of real estate ventures	2,460	2,499	6,085
Other	2,721	1,158	6,281
Total other expense	(117,582)	(91,230)	(84,840)
NET INCOME	331,317	391,885	412,435
Net income attributable to noncontrolling interests in the Operating Partnership	(1,625)	(2,159)	(2,535)
Net loss attributable to noncontrolling interests in subsidiaries	4,090	1,454	857
NET INCOME ATTRIBUTABLE TO THE COMPANY	$333,782	$391,180	$410,757

Basic earnings per share attributable to common shareholders	$1.46	$1.73	$1.82
Diluted earnings per share attributable to common shareholders	$1.46	$1.72	$1.82

Weighted average basic shares outstanding	228,727	226,353	225,424
Weighted average diluted shares outstanding	229,160	227,150	226,241

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended December 31,
	2025	2024	2023

NET INCOME	$331,317	$391,885	$412,435
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	81	81	81
OTHER COMPREHENSIVE INCOME:	81	81	81
COMPREHENSIVE INCOME	331,398	391,966	412,516
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(1,625)	(2,159)	(2,536)
Comprehensive loss attributable to noncontrolling interests in subsidiaries	4,090	1,454	857
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$333,863	$391,261	$410,837

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share data)

									Noncontrolling
									Interests
	Common		Additional	Accumulated Other		Total CubeSmart	Noncontrolling		in the
	Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership
Balance at December 31, 2022	224,603	$2,246	$4,125,478	$(491)	$(1,301,030)	$2,826,203	$14,178	$2,840,381	$57,419
Contributions from noncontrolling interests in subsidiaries							8,699	8,699
Distributions paid to noncontrolling interests in subsidiaries							(316)	(316)
Issuance of common shares, net			(276)			(276)		(276)
Issuance of restricted shares	48
Conversion from units to shares	126	1	5,041			5,042		5,042	(5,042)
Exercise of stock options	144	2	2,714			2,716		2,716
Equity compensation expense			10,089			10,089		10,089
Taxes withheld upon net settlement of equity compensation			(817)			(817)		(817)
Adjustment for noncontrolling interests in the Operating Partnership					(8,084)	(8,084)		(8,084)	8,084
Net income (loss)					410,757	410,757	(857)	409,900	2,535
Other comprehensive income, net				80		80		80	1
Common share distributions ($1.98 per share)					(446,882)	(446,882)		(446,882)	(2,721)
Balance at December 31, 2023	224,921	$2,249	$4,142,229	$(411)	$(1,345,239)	$2,798,828	$21,704	$2,820,532	$60,276
Contributions from noncontrolling interests in subsidiaries							10,987	10,987
Distributions paid to noncontrolling interests in subsidiaries							(418)	(418)
Issuance of common shares, net	2,336	24	118,245			118,269		118,269
Issuance of restricted shares	55	1				1		1
Conversion from units to shares	105	1	4,715			4,716		4,716	(4,716)
Exercise of stock options	348	3	9,938			9,941		9,941
Equity compensation expense			11,487			11,487		11,487
Taxes withheld upon net settlement of equity compensation			(1,044)			(1,044)		(1,044)
Adjustment for noncontrolling interests in the Operating Partnership					3,989	3,989		3,989	(3,989)
Net income (loss)					391,180	391,180	(1,454)	389,726	2,159
Other comprehensive income, net				81		81		81
Common share distributions ($2.05 per share)					(465,592)	(465,592)		(465,592)	(2,537)
Balance at December 31, 2024	227,765	$2,278	$4,285,570	$(330)	$(1,415,662)	$2,871,856	$30,819	$2,902,675	$51,193
Contributions from noncontrolling interests in subsidiaries							303	303
Distributions paid to noncontrolling interests in subsidiaries							(566)	(566)
Issuance of common shares, net			(453)			(453)		(453)
Repurchase of common shares	(890)	(9)			(31,907)	(31,916)		(31,916)
Issuance of restricted shares	134	1				1		1
Redemption of units for cash					412	412		412	(4,066)
Conversion from units to shares	91	1	3,752			3,753		3,753	(3,753)
Exercise of stock options	169	2	5,404			5,406		5,406
Equity compensation expense			11,544			11,544		11,544
Taxes withheld upon net settlement of equity compensation			(3,263)			(3,263)		(3,263)
Adjustment for noncontrolling interests in the Operating Partnership					6,561	6,561		6,561	(6,561)
Net income (loss)					333,782	333,782	(4,090)	329,692	1,625
Other comprehensive income, net				81		81		81
Common share distributions ($2.09 per share)					(478,321)	(478,321)		(478,321)	(2,271)
Balance at December 31, 2025	227,269	$2,273	$4,302,554	$(249)	$(1,585,135)	$2,719,443	$26,466	$2,745,909	$36,167

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2025	2024	2023
Operating Activities
Net income	$331,317	$391,885	$412,435
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including amortization of loan procurement costs	263,123	209,770	205,379
Non-cash portion of interest expense related to finance leases	(89)	(46)	(44)
Loss on early extinguishment of debt	3,692	—	—
Equity in earnings of real estate ventures	(2,460)	(2,499)	(6,085)
Cash distributed from real estate ventures	3,971	4,661	5,467
Gain on involuntary conversion, net	—	—	(4,827)
Equity compensation expense	11,544	11,487	10,089
Accretion of fair market value adjustment of debt	268	(295)	(886)
Changes in other operating accounts:
Other assets	(6,079)	(7,469)	(10,138)
Accounts payable and accrued expenses	2,477	24,025	96
Other liabilities	748	(445)	(350)
Net cash provided by operating activities	$608,512	$631,074	$611,136
Investing Activities
Acquisitions of storage properties	(49,681)	(42,402)	(22,429)
Acquisition of controlling interest in consolidated joint ventures, net of cash acquired	—	(57,176)	—
Additions and improvements to storage properties	(44,786)	(43,575)	(39,853)
Development costs	(28,050)	(29,959)	(47,521)
Cash paid for partner's interest in real estate venture, net of cash acquired	(451,141)	—	—
Investments in real estate ventures	(827)	(1,301)	(21)
Cash distributed from real estate ventures	3,162	5,454	8,344
Funding of note receivable	—	(5,000)	—
Proceeds from sales of real estate, net	—	—	238
Proceeds from involuntary conversion, net	—	—	7,424
Net cash used in investing activities	$(571,323)	$(173,959)	$(93,818)
Financing Activities
Proceeds from:
Unsecured senior notes	443,952	—	—
Revolving credit facility	1,403,877	697,039	794,447
Principal payments on:
Unsecured senior notes	(300,000)	—	—
Revolving credit facility	(1,025,077)	(715,139)	(837,247)
Mortgage loans and notes payable	(109,185)	(32,341)	(32,591)
Loan procurement costs	(4,271)	—	(69)
Debt prepayment costs	(1,100)	—	—
Issuance of common shares, net	(452)	118,270	(276)
Repurchase of common shares	(31,916)	—	—
Payments upon net settlement of equity compensation	(3,264)	(1,044)	(817)
Exercise of stock options	5,406	9,941	2,716
Redemption of units for cash	(3,654)	—	—
Contributions from noncontrolling interests in subsidiaries	303	372	1,100
Distributions paid to noncontrolling interests in subsidiaries	(566)	(418)	(316)
Distributions paid to common shareholders	(476,309)	(461,769)	(442,217)
Distributions paid to noncontrolling interests in Operating Partnership	(2,363)	(2,580)	(2,756)
Net cash used in financing activities	$(104,619)	$(387,669)	$(518,026)
Change in cash, cash equivalents and restricted cash	(67,430)	69,446	(708)
Cash, cash equivalents and restricted cash at beginning of period	77,663	8,217	8,925
Cash, cash equivalents and restricted cash at end of period	$10,233	$77,663	$8,217
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$106,830	$92,609	$95,498
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$—	$(200)	$—
Mortgage loan assumptions	$—	$115,828	$—
Derivative valuation adjustment	$81	$81	$81
Contributions from noncontrolling interests in subsidiaries	$—	$10,615	$7,599

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2025	2024

ASSETS
Storage properties	$8,134,189	$7,628,774
Less: Accumulated depreciation	(1,758,340)	(1,590,588)
Storage properties, net (includes VIE amounts of $373,687 and $363,315, respectively)	6,375,849	6,038,186
Cash and cash equivalents (includes VIE amounts of $4,397 and $2,907, respectively)	5,782	71,560
Restricted cash (includes VIE amounts of $2,552 and $4,439, respectively)	4,451	6,103
Loan procurement costs, net of amortization	1,803	2,731
Investment in real estate ventures, at equity	74,034	91,973
Other assets, net	181,274	183,628
Total assets	$6,643,193	$6,394,181

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,925,103	$2,780,631
Revolving credit facility	378,800	—
Mortgage loans and notes payable, net (includes VIE amounts of $7,092 and $111,728, respectively)	98,859	205,915
Lease liabilities - finance leases	65,579	65,668
Accounts payable, accrued expenses and other liabilities	229,666	229,581
Distributions payable	121,519	119,600
Deferred revenue	41,591	38,918
Total liabilities	3,861,117	3,440,313

Limited Partnership interests of third parties	36,167	51,193

Commitments and contingencies

Capital
General Partner	2,719,692	2,872,186
Accumulated other comprehensive loss	(249)	(330)
Total CubeSmart, L.P. capital	2,719,443	2,871,856
Noncontrolling interests in subsidiaries	26,466	30,819
Total capital	2,745,909	2,902,675
Total liabilities and capital	$6,643,193	$6,394,181

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	For the year ended December 31,
	2025	2024	2023

REVENUES
Rental income	$956,647	$911,161	$911,999
Other property related income	126,219	113,646	101,793
Property management fee income	40,244	41,424	36,542
Total revenues	1,123,110	1,066,231	1,050,334
OPERATING EXPENSES
Property operating expenses	351,405	317,750	294,780
Depreciation and amortization	258,151	205,703	201,238
General and administrative	64,655	59,663	57,041
Total operating expenses	674,211	583,116	553,059
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(114,099)	(90,820)	(93,065)
Loan procurement amortization expense	(4,972)	(4,067)	(4,141)
Loss on early extinguishment of debt	(3,692)	—	—
Equity in earnings of real estate ventures	2,460	2,499	6,085
Other	2,721	1,158	6,281
Total other expense	(117,582)	(91,230)	(84,840)
NET INCOME	331,317	391,885	412,435
Net loss attributable to noncontrolling interests in subsidiaries	4,090	1,454	857
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	$335,407	$393,339	$413,292

Basic earnings per unit attributable to CubeSmart, L.P.	$1.46	$1.73	$1.82
Diluted earnings per unit attributable to CubeSmart, L.P.	$1.46	$1.72	$1.82

Weighted average basic units outstanding	229,844	227,603	226,817
Weighted average diluted units outstanding	230,277	228,400	227,634

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the year ended December 31,
	2025	2024	2023

NET INCOME	$331,317	$391,885	$412,435
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	81	81	81
OTHER COMPREHENSIVE INCOME:	81	81	81
COMPREHENSIVE INCOME	331,398	391,966	412,516
Comprehensive loss attributable to noncontrolling interests in subsidiaries	4,090	1,454	857
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUBESMART, L.P.	$335,488	$393,420	$413,373

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands, except per unit data)

	General Partner		Accumulated Other	Total	Noncontrolling		Limited Partnership
	OP Units		Comprehensive	CubeSmart L.P.	Interests in	Total	Interests
	Outstanding	Amount	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties
Balance at December 31, 2022	224,603	$2,826,694	$(491)	$2,826,203	$14,178	$2,840,381	$57,419
Contributions from noncontrolling interests in subsidiaries					8,699	8,699
Distributions paid to noncontrolling interests in subsidiaries					(316)	(316)
Issuance of OP units, net		(276)		(276)		(276)
Issuance of restricted OP units	48
Conversion from OP units to shares	126	5,042		5,042		5,042	(5,042)
Exercise of OP unit options	144	2,716		2,716		2,716
Equity compensation expense		10,089		10,089		10,089
Taxes withheld upon net settlement of equity compensation		(817)		(817)		(817)
Adjustment for Operating Partnership interests of third parties		(8,084)		(8,084)		(8,084)	8,084
Net income (loss)		410,757		410,757	(857)	409,900	2,535
Other comprehensive income, net			80	80		80	1
Common OP unit distributions ($1.98 per unit)		(446,882)		(446,882)		(446,882)	(2,721)
Balance at December 31, 2023	224,921	$2,799,239	$(411)	$2,798,828	$21,704	$2,820,532	$60,276
Contributions from noncontrolling interests in subsidiaries					10,987	10,987
Distributions paid to noncontrolling interests in subsidiaries					(418)	(418)
Issuance of OP units, net	2,336	118,269		118,269		118,269
Issuance of restricted OP units	55	1		1		1
Conversion from OP units to shares	105	4,716		4,716		4,716	(4,716)
Exercise of OP unit options	348	9,941		9,941		9,941
Equity compensation expense		11,487		11,487		11,487
Taxes withheld upon net settlement of equity compensation		(1,044)		(1,044)		(1,044)
Adjustment for Operating Partnership interests of third parties		3,989		3,989		3,989	(3,989)
Net income (loss)		391,180		391,180	(1,454)	389,726	2,159
Other comprehensive income, net			81	81		81
Common OP unit distributions ($2.05 per unit)		(465,592)		(465,592)		(465,592)	(2,537)
Balance at December 31, 2024	227,765	$2,872,186	$(330)	$2,871,856	$30,819	$2,902,675	$51,193
Contributions from noncontrolling interests in subsidiaries					303	303
Distributions paid to noncontrolling interests in subsidiaries					(566)	(566)
Issuance of OP units, net		(453)		(453)		(453)
Repurchase of OP units	(890)	(31,916)		(31,916)		(31,916)
Issuance of restricted OP units	134	1		1		1
Redemption of OP units for cash		412		412		412	(4,066)
Conversion from OP units to shares	91	3,753		3,753		3,753	(3,753)
Exercise of OP unit options	169	5,406		5,406		5,406
Equity compensation expense		11,544		11,544		11,544
Taxes withheld upon net settlement of equity compensation		(3,263)		(3,263)		(3,263)
Adjustment for Operating Partnership interests of third parties		6,561		6,561		6,561	(6,561)
Net income (loss)		333,782		333,782	(4,090)	329,692	1,625
Other comprehensive income, net			81	81		81
Common OP unit distributions ($2.09 per unit)		(478,321)		(478,321)		(478,321)	(2,271)
Balance at December 31, 2025	227,269	$2,719,692	$(249)	$2,719,443	$26,466	$2,745,909	$36,167

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2025	2024	2023
Operating Activities
Net income	$331,317	$391,885	$412,435
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including amortization of loan procurement costs	263,123	209,770	205,379
Non-cash portion of interest expense related to finance leases	(89)	(46)	(44)
Loss on early extinguishment of debt	3,692	—	—
Equity in earnings of real estate ventures	(2,460)	(2,499)	(6,085)
Cash distributed from real estate ventures	3,971	4,661	5,467
Gain on involuntary conversion, net	—	—	(4,827)
Equity compensation expense	11,544	11,487	10,089
Accretion of fair market value adjustment of debt	268	(295)	(886)
Changes in other operating accounts:
Other assets	(6,079)	(7,469)	(10,138)
Accounts payable and accrued expenses	2,477	24,025	96
Other liabilities	748	(445)	(350)
Net cash provided by operating activities	$608,512	$631,074	$611,136
Investing Activities
Acquisitions of storage properties	(49,681)	(42,402)	(22,429)
Acquisition of controlling interest in consolidated joint ventures, net of cash acquired	—	(57,176)	—
Additions and improvements to storage properties	(44,786)	(43,575)	(39,853)
Development costs	(28,050)	(29,959)	(47,521)
Cash paid for partner's interest in real estate venture, net of cash acquired	(451,141)	—	—
Investments in real estate ventures	(827)	(1,301)	(21)
Cash distributed from real estate ventures	3,162	5,454	8,344
Funding of note receivable	—	(5,000)	—
Proceeds from sales of real estate, net	—	—	238
Proceeds from involuntary conversion, net	—	—	7,424
Net cash used in investing activities	$(571,323)	$(173,959)	$(93,818)
Financing Activities
Proceeds from:
Unsecured senior notes	443,952	—	—
Revolving credit facility	1,403,877	697,039	794,447
Principal payments on:
Unsecured senior notes	(300,000)	—	—
Revolving credit facility	(1,025,077)	(715,139)	(837,247)
Mortgage loans and notes payable	(109,185)	(32,341)	(32,591)
Loan procurement costs	(4,271)	—	(69)
Debt prepayment costs	(1,100)	—	—
Issuance of OP units, net	(452)	118,270	(276)
Repurchase of OP units	(31,916)	—	—
Payments upon net settlement of equity compensation	(3,264)	(1,044)	(817)
Exercise of OP unit options	5,406	9,941	2,716
Redemption of OP units for cash	(3,654)	—	—
Contributions from noncontrolling interests in subsidiaries	303	372	1,100
Distributions paid to noncontrolling interests in subsidiaries	(566)	(418)	(316)
Distributions paid to OP unitholders	(478,672)	(464,349)	(444,973)
Net cash used in financing activities	$(104,619)	$(387,669)	$(518,026)
Change in cash, cash equivalents and restricted cash	(67,430)	69,446	(708)
Cash, cash equivalents and restricted cash at beginning of period	77,663	8,217	8,925
Cash, cash equivalents and restricted cash at end of period	$10,233	$77,663	$8,217
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$106,830	$92,609	$95,498
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$—	$(200)	$—
Mortgage loan assumptions	$—	$115,828	$—
Derivative valuation adjustment	$81	$81	$81
Contributions from noncontrolling interests in subsidiaries	$—	$10,615	$7,599

See accompanying notes to the consolidated financial statements.

CUBESMART AND CUBESMART L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms the “Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of December 31, 2025, the Company owned (or partially owned and consolidated) 662 self-storage properties located in the District of Columbia and 25 states throughout the United States which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties (see note 15).

As of December 31, 2025, the Parent Company owned approximately 99.6% of the partnership interests (“OP Units” or “common units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company. These interests were issued in the form of OP Units and were a component of the consideration the Company paid to acquire certain self-storage properties. Limited partners who acquired OP Units have the right to require the Operating Partnership to redeem part or all of their OP Units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company. However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity on the Company’s consolidated balance sheets. Net income or loss related to these noncontrolling interests is excluded from net income or loss within the Company’s consolidated statements of operations. The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Operating Partnership reflected these interests at their redemption value as of December 31, 2025, as the estimated redemption value exceeded their carrying value.

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

Purchase Price Allocation

When stores are acquired in an asset acquisition, the purchase price and acquisition-related costs are allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated relative fair values. Allocations to land, building and improvements and equipment are recorded based upon their respective relative fair values as estimated by management. If appropriate, the Company allocates a portion of the purchase price to an intangible asset attributed to the value of in-place leases. This intangible is generally amortized to expense over the expected remaining term of the respective leases. Substantially all of the storage leases in place at acquired stores are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date, no portion of the purchase price has been allocated to above- or below-market lease intangibles associated with storage leases assumed at acquisition. Above- or below-

market lease intangibles associated with assumed leases in which the Company serves as lessee are recorded as an adjustment to the right-of-use asset and reflect the difference between the contractual amounts to be paid pursuant to each in-place lease and management’s estimate of fair market lease rates at the time of the lease assumption. These amounts are amortized over the term of the lease. To date, no intangible asset has been recorded for the value of customer relationships, because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

Depreciation and Amortization

The costs of self-storage properties and improvements are depreciated using the straight-line method based on estimated useful lives ranging from five to 39 years. Right-of-use assets associated with finance leases are amortized from the lease commencement date to the earlier of the useful life of the right-to-use asset or the end of the lease term. Fully depreciated or amortized assets and the associated accumulated depreciation or amortization are written off. The Company wrote off fully depreciated or amortized real estate assets and in-place lease intangible assets of $53.4 million and $12.1 million, respectively, for the year ended December 31, 2025, and $27.6 million and $2.0 million, respectively, for the year ended December 31, 2024.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events or circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the asset’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2025, 2024 and 2023.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no assets classified as held for sale as of December 31, 2025 or 2024.

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

Loan Procurement Costs

Loan procurement costs related to borrowings were $60.7 million and $57.2 million as of December 31, 2025 and 2024, respectively, and are reported net of accumulated amortization of $33.6 million and $30.4 million as of December 31, 2025 and 2024, respectively. In accordance with ASU No. 2015-03, Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability. If there is not an associated debt liability recorded on the Company’s consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company’s revolving credit facility remain in Loan procurement costs, net of amortization on the Company’s consolidated balance sheets. The costs are amortized over the estimated life of the related debt using the effective interest method and are reported as Loan procurement amortization expense within the Company’s consolidated statements of operations.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method of accounting, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate ventures, and subsequently adjusted for equity in earnings (losses), cash contributions, distributions and impairments. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of the Company’s ownership interest. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2025 and 2024.

Differences between the Company's net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. As of December 31, 2025 and 2024, the Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $30.1 million and $31.0 million, respectively. These differences are amortized over the estimated useful lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures within the Company’s consolidated statements of operations.

Other Assets

Other assets are comprised of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(in thousands)
Intangible assets, net of accumulated amortization of $26,880 and $1,782, respectively	$7,792	$10,332
Accounts receivable, net	9,701	10,372
Prepaid property taxes	11,202	9,272
Prepaid insurance	4,101	5,768
Amounts due from affiliates (see note 14)	19,152	18,866
Assets related to deferred compensation arrangements	67,170	63,761
Right-of-use assets - operating leases (see note 13)	48,420	49,435
Ground lease receivable	—	6,249
Note receivable (1)	5,000	5,000
Other	8,736	4,573
Total other assets, net	$181,274	$183,628

(1)	On October 8, 2024, the Company loaned $5.0 million to an owner of five third-party stores managed by the Company, in exchange for a note receivable of the same amount bearing interest at 10.00% per year. The note matures on May 7, 2026 and is collateralized by a pledge of the ownership interests in the underlying properties. The Company believes that this note receivable is fully collectible. The interest income related to this note is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

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

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing and other media advertisements. These costs are expensed as incurred. The Company incurred $30.3 million, $26.0 million and $24.5 million in advertising and marketing expenses for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in Property operating expenses within the Company’s consolidated statements of operations.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and other offering costs are reflected as a reduction to additional paid-in capital. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.5 million, $1.5 million and $0.3 million, respectively, of equity offering costs related to the issuance of common shares.

Other Property Related Income

Other property related income consists of late fees, administrative charges, customer storage protection plan fees, sales of storage supplies and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service. Interest is capitalized to the related asset(s) using the weighted average rate of the Company’s outstanding debt. For the years ended December 31, 2025, 2024 and 2023, the Company capitalized $1.1 million, $1.2 million and $1.3 million, respectively, of interest incurred that was directly associated with construction activities.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives using observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks. The Company had no outstanding derivatives as of December 31, 2025 or 2024.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes. The net tax basis in the Company’s assets was approximately $6,590.3 million and $6,122.3 million as of December 31, 2025 and 2024, respectively.

Since the Company’s initial quarter as a publicly-traded REIT, it has made regular quarterly distributions to its shareholders. Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital. Annually, the Company provides each of its shareholders a statement detailing the tax characterization of distributions paid during the preceding year as ordinary income, capital gain or return of capital. The Company’s distributions for 2025 consisted of an 88.2742% ordinary income distribution and an 11.7258% non-dividend distribution.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the

Company’s net capital gains and (c) 100% of prior year undistributed taxable income exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2025, 2024 or 2023.

Taxable REIT subsidiaries are subject to federal and state income taxes. Our taxable REIT subsidiaries had a net deferred tax liability of $0.1 million and $1.1 million as of December 31, 2025 and 2024, respectively.

Earnings per Share and Unit

Basic earnings per share and unit are calculated based on the weighted average number of common shares and restricted shares outstanding during the period. Diluted earnings per share and unit is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method. Potentially dilutive securities calculated under the treasury stock method were 433,000, 797,000 and 817,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Share-Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plan. Accordingly, share compensation expense is recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has recognized compensation expense using a straight-line method over the requisite service period, which is included in general and administrative expense within the Company’s consolidated statement of operations. The Company recognizes forfeitures on share-based payments as they occur.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amended guidance requires additional disclosures about the types of expenses in commonly presented expense captions (such as operating expenses and general and administrative). Specifically, the guidance requires the disclosure of the amounts of employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The standard becomes effective for the Company on January 1, 2027. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Concentration of Credit Risk

The Company’s stores are located in major metropolitan and rural areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. The stores in New York, Florida, Texas and California provided approximately 17%, 14%, 11% and 10%, respectively, of the Company’s total revenues for the year ended December 31, 2025. The stores in New York, Florida, California and Texas provided approximately 18%, 14%, 11% and 9%, respectively, of the Company’s total revenues for the year ended December 31, 2024. The stores in New York, Florida, California and Texas provided approximately 17%, 15%, 11% and 9%, respectively, of the Company’s total revenues for the year ended December 31, 2023.

Reclassifications

Certain amounts within the Company’s and the Operating Partnership’s consolidated financial statements have been reclassified in prior periods to conform to the current period presentation.

3.  STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	December 31,
	2025	2024

	(in thousands)
Land	$1,714,247	$1,645,549
Buildings and improvements	6,203,371	5,759,848
Equipment	140,027	147,709
Construction in progress	34,599	33,723
Right-of-use assets - finance leases	41,945	41,945
Storage properties	8,134,189	7,628,774
Less: Accumulated depreciation	(1,758,340)	(1,590,588)
Storage properties, net	$6,375,849	$6,038,186

The following table summarizes the Company’s acquisition and disposition activity for the years ended December 31, 2025, 2024 and 2023:

			Number of	Transaction Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2025 Acquisitions:

HVP IV Assets	Various (see note 4)	February 2025	28	$452,785	(1)
Arizona Asset	Phoenix-Mesa-Scottsdale, AZ	November 2025	1	17,500
Florida Asset	Miami-Fort Lauderdale-Pompano Beach, FL	December 2025	1	31,500
			30	$501,785

2024 Acquisitions:

Connecticut Assets	Hartford-West Hartford-East Hartford, CT	January 2024	2	$20,200
Oregon Asset	Portland-Vancouver-Beaverton, OR-WA	November 2024	1	10,450
Pennsylvania Asset	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	November 2024	1	11,500
Hines Portfolio (2)	Dallas-Fort Worth-Arlington, TX	December 2024	14	157,250
			18	$199,400

2023 Acquisition:

New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2023	1	$22,000
			1	$22,000

2023 Disposition:

Illinois Asset (3)	Chicago-Naperville-Joliet, IL-IN-WI	December 2023	1	$8,000
			1	$8,000

(1)	Amount represents the purchase price for the remaining 80% ownership interest in 191 IV CUBE LLC (“HVP IV”), which, at the time of acquisition, owned 28 stores (see note 4). Purchase price includes $44.4 million to repay the Company’s portion of HVP IV’s existing indebtedness.

(2)	These stores are owned by consolidated joint ventures in which the Company acquired an 85% ownership interest. Transaction price represents the acquisition of this ownership interest.

(3)	This store was subject to an involuntary conversion by the Department of Transportation of the State of Illinois.

4.  INVESTMENT ACTIVITY

2025 Acquisitions

On February 20, 2025, the Company acquired the remaining 80% ownership interest in HVP IV, an unconsolidated real estate venture in which, prior to such acquisition, the Company owned a 20% noncontrolling interest that was accounted for under the equity method of accounting. As of the date of acquisition, HVP IV owned 28 stores located in Arizona (2), Connecticut (3), Florida (4), Georgia (2), Illinois (5), Maryland (2), Minnesota (1), Pennsylvania (1) and Texas (8) (the “HVP IV Assets”). The purchase price for the 80% ownership interest was $452.8 million, which included $44.4 million to repay the Company’s portion of the venture’s existing indebtedness. The HVP IV Assets were recorded by the Company at $466.9 million, which consisted of the $452.8 million purchase price plus the Company's $14.1 million carryover basis of its previously held equity interest in HVP IV. As a result of the transaction, the HVP IV Assets became wholly owned by the Company and are now consolidated within its financial statements. No gain or loss was recognized as a result of the transaction. In connection with the transaction, which was accounted for as an asset acquisition, the Company allocated the value of the HVP IV Assets and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $32.0 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the year ended December 31, 2025 was approximately $26.7 million.

During the year ended December 31, 2025, the Company also acquired one store in Arizona and one store in Florida for an aggregate purchase price of $49.0 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $2.7 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the year ended December 31, 2025 was approximately $0.2 million.

2024 Acquisitions

In December 2024, the Company acquired an 85% ownership interest in seven consolidated joint ventures (see note 12) that collectively own 14 stores located in Texas (the “Hines Portfolio”) for approximately $157.3 million. At the time of the acquisition, the Hines Portfolio was encumbered by two mortgage loans that had aggregate outstanding principal amounts totaling $115.4 million. Upon the Company’s purchase of its ownership interest, the mortgage debt was recorded at a fair value of $115.8 million, which included an aggregate net premium of $0.4 million to reflect the estimated fair value at the time of the purchase. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $10.1 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the years ended December 31, 2025 and 2024 was approximately $9.3 million and $0.8 million, respectively.

During the year ended December 31, 2024, the Company acquired four additional stores located in Connecticut (2), Oregon (1) and Pennsylvania (1) for an aggregate purchase price of $42.2 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $2.0 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the years ended December 31, 2025 and 2024 was approximately $1.1 million and $0.9 million, respectively.

2023 Acquisition

During the year ended December 31, 2023, the Company acquired one store located in New Jersey for a purchase price of $22.0 million. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $2.0 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the years ended December 31, 2024 and 2023 were approximately $1.8 million and $0.2 million, respectively. There was no amortization expense recognized for these in-place leases during the year ended December 31, 2025.

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

Development Activity

As of December 31, 2025, the Company held an ownership interest in a consolidated joint venture to develop one self-storage property located in New York. Construction for this project is expected to be completed during the first quarter of 2026. As of December 31, 2025, development costs incurred to date for this project totaled $26.5 million. Total construction costs for this project are expected to be $27.2 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction of and opened for operation the following stores since January 1, 2023. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Port Chester, NY	1	Q3 2025	90%	$18,100
Clark, NJ	1	Q2 2024	90%	15,900
Astoria, NY	1	Q2 2024	70%	45,900
	3			$79,900

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures are summarized as follows (dollars in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	December 31,		December 31,
Unconsolidated Real Estate Ventures	Interest	2025	2024	2025	2024
Fontana Self Storage, LLC ("Fontana") (1)	50%	1	1	$12,837	$13,200
Rancho Cucamonga Self Storage, LLC ("RCSS") (1)	50%	1	1	19,568	20,107
191 V CUBE LLC ("HVP V")	20%	6	6	10,505	11,353
191 IV CUBE LLC ("HVP IV") (2)	20%	-	28	—	14,591
CUBE HHF Northeast Venture LLC ("HHFNE")	10%	13	13	1,230	1,469
CUBE HHF Limited Partnership ("HHF")	50%	28	28	29,894	31,253
		49	77	$74,034	$91,973

(1)	On December 9, 2021, the Company completed the acquisition of LAACO, Ltd. which included a 50% interest in Fontana and RCSS, each of which owns one self-storage property in California. As of the date of acquisition, the Company recognized differences between the Company’s equity investment in Fontana and RCSS and the underlying equity reflected at the venture level. As of December 31, 2025, this difference was $12.1 million for Fontana and $18.0 million for RCSS. These differences are being amortized over the estimated useful life of the self-storage properties owned by the ventures.

(2)	On February 20, 2025, the Company purchased the remaining 80% interest in HVP IV for $452.8 million and consolidated the venture’s assets and liabilities. The $452.8 million purchase price included $44.4 million to repay the Company’s portion of the venture’s existing indebtedness, which was repaid in full at the time of the transaction (see note 4).

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

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of December 31, 2025 and 2024:

	December 31,
	2025	2024

Assets	(in thousands)
Storage properties, net	$367,994	$684,067
Other assets	15,283	17,126
Total assets	$383,277	$701,193

Liabilities and equity
Debt	$249,449	$472,633
Other liabilities	5,224	17,462
Equity
CubeSmart	43,917	60,993
Joint venture partners	84,687	150,105
Total liabilities and equity	$383,277	$701,193

The following is a summary of results of operations of the Ventures for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
	2025	2024	2023

	(in thousands)
Total revenues	$63,613	$100,049	$99,442
Operating expenses	(27,183)	(41,096)	(40,677)
Other expenses	(67)	(422)	(347)
Interest expense, net	(14,074)	(25,570)	(17,189)
Depreciation and amortization	(18,564)	(29,404)	(30,607)
Net income	$3,725	$3,557	$10,622
Company’s share of net income	$2,460	$2,499	$6,085

6.  UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2025	2024	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$—	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
$450M 5.125% Guaranteed Notes due 2035	450,000	—	5.30%	Aug-25	Nov-35
Principal balance outstanding	2,950,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(12,669)	(8,495)
Less: Loan procurement costs, net	(12,228)	(10,874)
Total unsecured senior notes, net	$2,925,103	$2,780,631

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 2025 issued on October 26, 2015 (collectively, the “2025 Notes”). The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. These senior notes were redeemed in full on November 17, 2025. The combined weighted average effective interest rate of the 2025 Notes, prior to redemption of such notes, was 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2025, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7.  REVOLVING CREDIT FACILITY

On October 26, 2022, the Company amended and restated, in its entirety, its unsecured revolving credit agreement (the “Second Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of an $850.0 million unsecured revolving credit facility (the “Revolver”) maturing on February 15, 2027. The Second Amended and Restated Credit Facility provides for two six-month options to extend the maturity date to February 2028 upon the satisfaction of certain conditions. Under the Second Amended and Restated Credit Facility, pricing on the Revolver is dependent upon the Company’s unsecured debt credit ratings and leverage levels. At the Company’s current unsecured debt credit ratings and leverage levels, amounts drawn under the Revolver are priced using a margin of 0.775% plus a facility fee of 0.15% over the Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment.

As of December 31, 2025, the Revolver had an effective interest rate of 4.90%. Additionally, as of December 31, 2025, $470.5 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by outstanding letters of credit totaling $0.7 million.

Under the Second Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the year ended December 31, 2025, the Operating Partnership was in compliance with all financial covenants of the Second Amended and Restated Credit Facility.

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	December 31,		Effective	Maturity
Mortgage Loans and Notes Payable	2025	2024	Interest Rate	Date

	(in thousands)
Long Island City II, NY	$16,880	$17,368	2.25%	Jul-26
Long Island City III, NY	16,880	17,371	2.25%	Aug-26
Allen, TX (1)	7,226	7,432	6.29%	Aug-26
Dallas-Fort Worth, TX (1) (2)	—	108,000	6.23%	May-29
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	95,286	204,471
Plus: Unamortized fair value adjustment	3,969	6,137
Less: Loan procurement costs, net	(396)	(4,693)
Total mortgage loans and notes payable, net	$98,859	$205,915

(1)	The Company owns an 85% interest in consolidated joint ventures that are the borrowers on these mortgage loans.

(2)	This mortgage loan was repaid in full in December 2025.

As of December 31, 2025 and 2024, the Company’s mortgage loans and notes payable were secured by certain of its self-storage properties with net book values of approximately $240.0 million and $403.9 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of December 31, 2025 (in thousands):

2026	$40,986
2027	—
2028	—
2029	54,300
2030	—
2031 and thereafter	—
Total principal payments	$95,286

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents unrealized losses on interest rate swaps (see note 10). The following table summarizes the changes in accumulated other comprehensive loss for the years ended December 31, 2025 and 2024.

	Year ended December 31,
	2025	2024

	(in thousands)
Beginning balance	$(332)	$(413)
Reclassification of realized losses on interest rate swaps (1)	81	81
Ending balance	(251)	(332)
Less: portion included in noncontrolling interests in the Operating Partnership	2	2
Total accumulated other comprehensive loss included in equity as of December 31, 2025	$(249)	$(330)

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects within its consolidated statements of operations realized and unrealized gains and losses with respect to the derivative. As of December 31, 2025 and 2024, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the Company’s consolidated balance sheets at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of $300.0 million of outstanding 4.375% senior notes due 2029

(the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of $0.1 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during 2025. The Company estimates that $0.1 million will be reclassified as an increase to interest expense during 2026.

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

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other financial instruments included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at December 31, 2025 and 2024.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024

	(in thousands)
Carrying value	$3,402,762	$2,986,546
Fair value	$3,264,666	$2,728,503

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations as of December 31, 2025 and 2024. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within Level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and the respective debt maturities.

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

		CubeSmart	December 31, 2025
	Number	Ownership	Total	Total	Related Party
Consolidated Joint Ventures	of Stores	Interest	Assets	Liabilities	Loans (1)

			(in thousands)
Hines Capital ("Hines") (2)	14	85%	$171,219	$120,147	$109,554
New Rochelle Investors, LLC ("New Rochelle")	1	70%	41,278	18,474	17,206
1074 Raritan Road, LLC ("Clark")	1	90%	15,190	11,030	10,629
350 Main Street, LLC ("Port Chester")	1	90%	17,254	11,475	10,937
Astoria Investors, LLC ("Astoria")	1	70%	44,562	30,786	29,973
CS Lock Up Anoka, LLC ("Anoka")	1	50%	9,226	5,588	5,540
CS Valley Forge Village Storage, LLC ("VFV")	1	70%	17,862	14,908	14,792
CS Vienna, LLC ("Vienna")	1	80%	28,363	34,285	33,897
SH3, LLC ("SH3")	1	90%	35,077	317	—
	22		$380,031	$247,010	$232,528

(1)	Related party loans represent amounts payable from the joint venture to the Company and are included in total liabilities within the table above. The loans and related party interest have been eliminated for consolidation purposes.

(2)	Consists of two consolidated joint ventures.

Operating Partnership Ownership

During the years ended December 31, 2025, 2024 and 2023, 91,465, 105,757 and 126,087 OP Units, respectively, were redeemed for common shares of the Company. Additionally, during the year ended December 31, 2025, 100,000 OP Units were redeemed for cash. No OP Units were redeemed for cash during the years ended December 31, 2024 or 2023.

As of December 31, 2025 and 2024, 1,003,240 and 1,194,705 OP Units, respectively, were owned by third parties. The per unit cash redemption amount of the outstanding OP Units owned by third parties was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the year. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value as of December 31, 2025 and 2024. The aggregate redemption value of the 1,003,240 OP Units owned by third parties as of December 31, 2025 was $36.2 million.

13. LEASES

CubeSmart as Lessor

The Company derives rental revenue primarily from rents received from customers who rent units at its self-storage properties under month-to-month leases for personal or business use. The self-storage lease agreements utilized by the Company vary slightly to comply with state-specific laws and regulations, but, subject to such laws and regulations, generally provide for automatic monthly renewals, flexibility to increase rental rates over time as market conditions permit and the collection of contingent fees such as administrative and late fees. None of the self-storage lease agreements contain options that allow the customer to purchase the leased self-storage space at any time during, or at the expiration of, the lease term. All self-storage leases in which the Company serves as lessor have been classified as operating leases. Accordingly, storage units are carried at historical cost less accumulated depreciation and impairment, if any, and are included in Storage properties on the Company’s consolidated balance sheets. Operating lease income for amounts received under the Company’s self-storage lease agreements is recognized on a straight-line basis which, due to the month-to-month nature of the leases, results in the recognition of income during the initial term and each subsequent monthly renewal using the then-in-place rent amount. Operating lease income is included in Rental income within the Company’s consolidated statements of operations. Variable lease income related to the Company’s self-storage lease agreements consists of administrative and late fees charged to customers. For the years ended December 31, 2025, 2024 and 2023, administrative and late fees totaled $37.2 million, $34.3 million, and $30.0 million, respectively, and are included in Other property related income within the Company’s consolidated statements of operations.

CubeSmart as Lessee

The Company serves as lessee in lease agreements for land, office space, automobiles and certain equipment, which have remaining lease terms of up to 39 years. Certain of the Company’s leases (1) provide for one or more options to renew, with renewal options that can extend the lease up to 69 years, (2) allow for early termination at certain points during the lease term and/or (3) give the Company the option to purchase the leased property. In all cases, the exercise of the lease renewal, termination and purchase options, if provided for in the lease, are at the Company’s sole discretion. Certain of the Company’s lease agreements, particularly its land leases, require rental payments that are periodically adjusted for inflation using a defined index. None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. Lease expense for payments related to the Company’s finance leases is recognized as interest expense using the interest method over the related lease term. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

For the years ended December 31, 2025, 2024 and 2023, the Company’s lease cost consists of the following components:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Finance lease cost:
Amortization of finance lease right-of-use assets	$964	$964	$964
Interest expense related to finance lease liabilities	2,135	2,137	2,138
Operating lease cost	2,956	3,003	3,064
Short-term lease cost (1)	1,553	1,235	1,375
Total lease costs	$7,608	$7,339	$7,541

Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows for finance leases	$2,224	$2,183	$2,183
Operating cash outflows for operating leases	2,524	2,536	2,601
Total cash outflows for lease liability measurement	$4,748	$4,719	$4,784

(1)	Represents automobile leases that have a lease term of 12 months. The Company has made an accounting policy election not to apply the recognition requirements of ASC 842 to this asset class. The lease cost associated with these leases is recognized on a straight-line basis over the related lease term.

The following table represents supplemental balance sheet information related to leases as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(dollars in thousands)
Finance Leases
Right-of-use assets included in Storage properties, net	$41,945	$41,945
Lease liabilities included in Lease liabilities - finance leases	$65,579	$65,668

Operating Leases
Right-of-use assets included in Other assets, net	$48,420	$49,435
Lease liabilities included in Accounts payable, accrued expenses and other liabilities	$49,604	$49,968

Weighted Average Lease Term (in years)
Finance leases	38.5	39.5
Operating leases	30.2	31.1

Weighted Average Discount Rate
Finance leases	3.25%	3.25%
Operating leases	4.52%	4.52%

The following table represents the future lease liability maturities as of December 31, 2025 (in thousands):

	Finance	Operating
2026	$2,334	$2,587
2027	2,371	2,618
2028	2,371	2,649
2029	2,371	2,677
2030	2,417	2,728
2031 and thereafter	111,067	81,313
Total lease payments	122,931	94,572
Less: Imputed interest	(57,352)	(44,968)
Present value of lease liabilities	$65,579	$49,604

As of December 31, 2025, the Company has not entered into any lease agreements that are set to commence in the future.

14.  RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the years ending December 31, 2025, 2024 and 2023 totaled $2.8 million, $4.8 million and $4.8 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These reimbursements consist of amounts due for management fees, payroll and other store expenses. The amounts due to the Company were $19.2 million and $18.9 million as of December 31, 2025 and 2024, respectively, and are included in Other assets, net on the Company’s consolidated balance sheets. Additionally, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $232.5 million and $101.4 million as of December 31, 2025 and 2024, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP V, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP V, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVP V, HVP IV and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. No such fees were recognized during the years ended December 31, 2025, 2024 or 2023. Property transaction fees are included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

Prior to the Company’s purchase of the remaining interest in HVP IV (see note 4), the Company served as lessor in a ground lease related to land underlying an HVP IV property located in Texas. During the years ended December 31, 2025, 2024, and 2023, the Company recognized income associated with this ground lease of $0.1 million, $0.4 million and $0.4 million, respectively. This income is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

15.  SEGMENT INFORMATION

Overview

The Company has one operating segment: the ownership, operation, development, management, and acquisition of self-storage properties (the “self-storage segment”). Accordingly, the self-storage segment is the Company’s only reportable segment. The self-storage segment derives substantially all of its revenue from customers who lease self-storage space at the Company’s self-storage properties and fees earned from managing self-storage properties. Expenses incurred by the segment are directly related to the revenue-generating activities, the depreciation and amortization of the Company’s assets, and other expenses incurred for the administration and financing of the Company’s operations.

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

The following table details the revenues and significant segment-level expenses of the self-storage segment.

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Total revenues	$1,123,110	$1,066,231	$1,050,334

Significant segment-level expenses (income):
Property taxes	117,313	106,090	97,650
Personnel expense	94,988	87,418	80,469
Advertising	30,297	26,000	24,508
Repair and maintenance	13,904	11,592	10,919
Utilities	25,255	24,505	24,104
Property insurance	14,848	15,377	13,085
Other property operating expenses	54,800	46,768	44,045
Total property operating expenses	351,405	317,750	294,780

Depreciation and amortization	258,151	205,703	201,238
General and administrative	64,655	59,663	57,041
Interest expense on loans	114,099	90,820	93,065
Loan procurement amortization expense	4,972	4,067	4,141
Loss on early extinguishment of debt	3,692	—	—
Equity in earnings of real estate ventures	(2,460)	(2,499)	(6,085)
Other	(2,721)	(1,158)	(6,281)
Net income	$331,317	$391,885	$412,435

16.  COMMITMENTS AND CONTINGENCIES

Development Commitments

As of December 31, 2025, the Company had agreements with developers for the construction of one new self-storage property (see note 4), which will require payments of approximately $1.8 million, due in installments upon completion of certain construction milestones, during 2026.

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

17.  SHARE-BASED COMPENSATION PLANS

The Company has a share-based compensation plan (the “Plan”) which it utilizes to compensate certain employees and non-employee Trustees. The Plan was last amended and restated in 2025. The Plan provides for the grant of share options, share appreciation rights, restricted shares, performance units, which may be denominated in cash or shares, including restricted shares and restricted share units, and other share-based awards, including unrestricted common shares or awards denominated or payable in, or valued in whole or part by reference to, common shares. Share options granted under the Plan may be non-qualified share options or incentive share options.

Upon shareholder approval of the amendment and restatement of the Plan on May 20, 2025, 5,000,000 additional common shares were made available for award under the Plan. As a result, these 5,000,000 additional shares, together with the 138,339 shares that remained available for future awards under the Plan at the time of the shareholder approval, plus any common shares that are restored to availability upon expiration or forfeiture of outstanding options or restricted share awards, would constitute the “Aggregate Share Reserve”. As of December 31, 2025: (i) 5,174,160 common shares remained available for future awards under the Plan; (ii) 418,173 unvested restricted share awards were outstanding under the Plan; and (iii) 2,958,511 common shares were subject to outstanding options under the Plan.

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

Share Options

The fair values for options granted in 2025, 2024 and 2023 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2025		2024		2023
Risk-free interest rate	4.5%		3.9%		4.1%
Expected dividend yield	4.2%		4.1%		4.1%
Volatility (1)	28.00%		27.00%		26.00%
Weighted average expected life of the options (2)	6	years	6	years	6	years
Weighted average grant date fair value of options granted per share	$9.16		$9.30		$7.90
Term	10	years	10	years	10	years

(1)	Expected volatility is based upon the Company’s historical daily share prices.

(2)	The expected life is based on the contractual term of the options as well as the weighted average vesting period.

In 2025, 2024 and 2023, the Company recognized compensation expense related to options issued to employees and executives of approximately $3.3 million, $3.2 million and $2.8 million, respectively, which is included in General and administrative expense within the Company’s consolidated statements of operations. The share options vest ratably over three years subject to certain accelerated vesting due to the age and years of service of certain employees. As of December 31, 2025, the Company had approximately $3.5 million of unrecognized option compensation costs related to all grants that are expected to be recognized over a weighted average period of 1.7 years.

The table below summarizes the option activity under the Plan for the year ended December 31, 2025:

	Options	Weighted Average Strike Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2024	2,816,466	$37.16	5.79
Options granted	408,843	42.85	9.00
Options canceled	(97,454)	48.18	7.73
Options exercised	(169,344)	31.93	1.38
Balance at December 31, 2025	2,958,511	$37.89	5.49

Vested or expected to vest at December 31, 2025	2,958,511	$37.89	5.49
Exercisable at December 31, 2025	2,203,158	$35.95	4.51

As of December 31, 2025, the aggregate intrinsic value of options that were exercisable was approximately $8.4 million. As of that date, the aggregate intrinsic value of options that had vested or were expected to vest was approximately $8.4 million. The aggregate intrinsic value of options exercised was approximately $1.1 million, $6.1 million and $3.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Restricted Shares & Performance Units

During 2025, 2024 and 2023 the Company granted restricted shares to employees and Trustees and also granted performance units to certain executives.

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

Assumptions:	2025	2024	2023
Risk-free interest rate	4.4%	4.1%	4.2%
Volatility (1)	27.00%	26.00%	32.00%

(1)	Expected volatility is based upon the Company’s historical daily share prices.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized compensation expense related to restricted shares and performance units of approximately $8.3 million, $8.3 million and $7.3 million, respectively, which is included in General and administrative expense within the Company’s consolidated statements of operations. The following table presents non-vested restricted share and performance unit activity under the Plan for the year ended December 31, 2025:

Number of Non-
Vested Restricted
Shares and Performance Units
Non-Vested at January 1, 2025	379,414
Granted	216,505
Vested	(146,272)
Forfeited	(31,474)
Non-Vested at December 31, 2025	418,173

The weighted average fair value of restricted shares and performance units granted during the years ended December 31, 2025, 2024 and 2023 was $46.47, $51.58 and $46.94, respectively. The total fair value of restricted shares and performance units vested during the years ended December 31, 2025, 2024 and 2023 was $7.9 million, $7.1 million and $6.1 million, respectively. As of December 31, 2025 the Company had approximately $9.9 million of remaining unrecognized restricted share and performance unit compensation costs that are expected to be recognized over a weighted average period of 2.0 years.

18.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	For the year ended December 31,
	2025	2024	2023

	(dollars and shares in thousands, except per share amounts)
Net income	$331,317	$391,885	$412,435
Net income attributable to noncontrolling interests in the Operating Partnership	(1,625)	(2,159)	(2,535)
Net loss attributable to noncontrolling interests in subsidiaries	4,090	1,454	857
Net income attributable to the Company's common shareholders	$333,782	$391,180	$410,757

Weighted average basic shares outstanding	228,727	226,353	225,424
Share options and restricted share units	433	797	817
Weighted average diluted shares outstanding	229,160	227,150	226,241

Basic earnings per share attributable to common shareholders	$1.46	$1.73	$1.82
Diluted earnings per share attributable to common shareholders (1)	$1.46	$1.72	$1.82

Dividends declared per common share	$2.09	$2.05	$1.98

(1)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 were 1.4 million, 0.7 million and 0.7 million, respectively.

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and OP Units owned by third parties have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average outstanding OP Units owned by third parties for the years ended December 31, 2025, 2024 and 2023 were 1.1 million, 1.3 million and 1.4 million, respectively.

Earnings per unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	For the year ended December 31,
	2025	2024	2023

	(dollars and units in thousands, except per unit amounts)
Net income	$331,317	$391,885	$412,435
Net loss attributable to noncontrolling interests in subsidiaries	4,090	1,454	857
Net income attributable to CubeSmart, L.P.	$335,407	$393,339	$413,292

Weighted average basic units outstanding	229,844	227,603	226,817
Unit options and restricted share units	433	797	817
Weighted average diluted units outstanding	230,277	228,400	227,634

Basic earnings per unit attributable to CubeSmart, L.P.	$1.46	$1.73	$1.82
Diluted earnings per unit attributable to CubeSmart, L.P. (1)	$1.46	$1.72	$1.82

Dividends declared per common unit	$2.09	$2.05	$1.98

(1)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per unit for the years ended December 31, 2025, 2024 and 2023 were 1.4 million, 0.7 million and 0.7 million, respectively.

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

	As of December 31,
	2025	2024	2023
Outstanding OP Units owned by third parties	1,003,240	1,194,705	1,300,462
Outstanding OP Units owned by the General Partner	227,269,217	227,764,975	224,921,053

Common Shares

On March 3, 2025, we replaced our prior at-the-market equity distribution program with a new at-the-market equity distribution program. Under the new program, we may sell, from time to time, up to an aggregate of 13,510,817 common shares of CubeSmart through agents acting as our sales agents or as forward sellers of common shares borrowed from third parties (if acting as forward sellers). Sales of common shares, if any, made through the agents, as our sales agents, or as forward sellers, may be made by any method permitted by law to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or by any other method permitted by applicable law and agreed to by us in writing. We may also sell common shares to a sales agent, as principal for its own account, at a price to be agreed upon at the time of sale. Actual sales, if any, under the program will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs and determinations by us of the appropriate sources of our funding. We currently intend to use the net proceeds from the sale of common shares pursuant to the program for working capital and general corporate purposes. As of December 31, 2025, we had not sold any common shares under the new program.

Our sales activity under our equity distribution programs for the years ended December 31, 2025, 2024 and 2023 is summarized below:

	For the year ended December 31,
	2025	2024	2023

	(dollars and shares in thousands, except per share amounts)
Number of shares sold	—	2,336	—
Average sales price per share	$—	$51.25	$—
Net proceeds after deducting offering costs	$—	$118,269	$—

The proceeds from the sales of common shares under the program during the year ended December 31, 2024 were used to fund the acquisition and development of self-storage properties and for general corporate purposes. As of December 31, 2025, 2024 and 2023, 13.5 million common shares, 3.5 million common shares and 5.8 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

The Company also maintains a share repurchase program that enables it to repurchase up to an aggregate of 3.0 million common shares. The Company’s activity under the program for the years ended December 31, 2025, 2024 and 2023 is summarized below:

	For the year ended December 31,
	2025	2024	2023

	(dollars and shares in thousands, except per share amounts)
Number of shares repurchased	890	—	—
Average repurchase price per share	$35.84	$—	$—
Cost of repurchases (including transaction fees)	$31,916	$—	$—

As of December 31, 2025, 2024 and 2023, 2.1 million common shares, 3.0 million common shares and 3.0 million common shares remained available for repurchase under this program.

19.  SUBSEQUENT EVENTS

On February 24, 2026, the Board of Trustees of the Parent Company authorized additional share repurchases of up to 10.0 million of the Parent Company’s outstanding common shares. This share repurchase authorization is in addition to, and does not supersede, the existing share repurchase authorization made in 2007. Unless terminated earlier by resolution of the Board of Trustees of the Parent Company, the program will expire when the number of authorized shares has been repurchased.

CUBESMART

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2025

(dollars in thousands)

							Gross Carrying Amount at
		Total		Initial Cost		Costs	December 31, 2025
		Rentable			Buildings	Subsequent		Buildings		Accumulated
	Number of	Square Feet			&	to		&		Depreciation
State	Stores	(unaudited)	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)
Arizona	51	3,319,447	$—	$104,288	$421,281	$32,101	$105,339	$436,124	$541,463	$84,059
California	63	4,786,592	—	371,460	683,683	44,974	373,301	668,733	1,042,034	152,796
Colorado	10	654,122	—	11,812	46,755	5,414	11,786	45,552	57,338	17,524
Connecticut	27	1,551,182	—	27,178	133,581	24,028	28,724	140,432	169,156	44,153
Florida	95	7,171,875	—	114,974	600,367	106,559	122,640	626,069	748,709	222,486
Georgia	24	1,806,693	—	23,466	142,018	13,102	23,276	142,166	165,442	41,720
Illinois	47	3,167,028	—	64,965	322,717	33,792	64,861	330,373	395,234	93,405
Indiana	1	70,486	—	1,134	5,589	268	1,134	5,851	6,985	2,148
Maryland	22	1,860,407	—	46,259	242,499	20,029	47,115	249,439	296,554	71,081
Massachusetts	20	1,252,530	—	31,948	159,000	17,927	32,200	170,492	202,692	48,597
Minnesota	3	246,115	—	3,792	33,338	458	3,792	33,753	37,545	4,945
Nevada	22	1,714,978	—	69,956	394,023	7,885	71,704	399,610	471,314	54,517
New Jersey	30	2,161,598	—	53,445	215,305	47,965	56,956	241,425	298,381	85,767
New Mexico	3	182,261	—	2,866	9,367	2,211	2,867	8,198	11,065	4,100
New York	61	4,878,237	88,060	448,719	1,363,876	67,643	464,946	1,392,042	1,856,988	418,409
North Carolina	9	612,023	—	10,237	44,680	7,578	10,675	48,184	58,859	17,643
Ohio	20	1,294,628	—	13,529	51,265	20,407	14,937	56,013	70,950	26,298
Oregon	1	59,863	—	2,069	7,620	68	2,069	7,688	9,757	269
Pennsylvania	14	1,032,539	—	20,240	118,025	12,887	20,165	125,357	145,522	31,543
Rhode Island	4	247,305	—	3,480	17,156	1,890	3,481	18,975	22,456	6,807
South Carolina	8	432,324	—	6,117	31,039	2,475	6,117	33,514	39,631	6,414
Tennessee	9	755,798	—	9,117	54,403	7,521	8,991	53,458	62,449	18,448
Texas	98	7,424,649	7,226	151,791	716,067	51,199	158,302	732,934	891,236	155,100
Utah	4	236,063	—	10,763	2,844	6,037	10,623	7,103	17,726	2,544
Virginia	11	1,060,247	—	37,282	138,668	6,520	37,283	136,177	173,460	44,758
Washington D.C.	5	410,676	—	28,759	80,996	2,788	28,802	77,585	106,387	23,278
Other Corporate Assets	—	—	—	2,131	15,447	1,796	2,161	16,124	18,285	4,625
	662	48,389,666	$95,286	$1,671,777	$6,051,609	$545,522	$1,714,247	$6,203,371	$7,917,618	$1,683,434

(A)	Depreciation on buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

Activity in storage properties during the period from January 1, 2023 through December 31, 2025 was as follows (in thousands):

	2025	2024	2023
Storage properties*
Balance at beginning of year	$7,628,774	$7,367,613	$7,295,778
Acquisitions & improvements	557,725	324,653	74,259
Fully depreciated assets	(53,372)	(27,573)	(29,133)
Dispositions and other	186	(632)	(4,717)
Construction in progress, net	876	(35,287)	31,426
Balance at end of year	$8,134,189	$7,628,774	$7,367,613

Accumulated depreciation*
Balance at beginning of year	$1,590,588	$1,416,377	$1,247,775
Depreciation expense	220,286	201,942	199,065
Fully depreciated assets	(53,372)	(27,573)	(29,133)
Dispositions and other	838	(158)	(1,330)
Balance at end of year	$1,758,340	$1,590,588	$1,416,377
Storage properties, net	$6,375,849	$6,038,186	$5,951,236

*These amounts include equipment at the Company’s stores which is excluded from Schedule III.

As of December 31, 2025, the aggregate cost of Storage properties for federal income tax purposes was approximately $8,716.5 million.