Form 10-Q
period 2026-03-31
CubeSmart; CubeSmart, L.P.
filed 2026-05-01
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2026
Common shares, $0.01 par value per share, of CubeSmart	226,413,630

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2026 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust (“REIT”) that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2026, owned a 99.6% interest in the Operating Partnership. The remaining 0.4% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report. Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

●	adverse changes in economic conditions in the real estate industry and in the markets in which we own and operate self-storage properties;

●	the effect of competition from existing and new self-storage properties and operators on our ability to maintain or raise occupancy and rental rates;

●	the failure to execute our business plan;

●	adverse consumer impacts and declines in general economic conditions from inflation, tariffs, changes in interest rates and wage stagnation, including impacts on the demand for self-storage, rental rates and fees and rent collection levels;

●	reduced availability and increased costs of external sources of capital;

●	financing risks, including rising interest rates, the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing or future debt;

●	counterparty non-performance related to the use of derivative financial instruments;

●	risks related to our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

●	the failure of acquisitions or developments of self-storage properties to close on expected terms, or at all, or to perform as expected;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

●	reductions in asset valuations and related impairment charges;

●	negative publicity relating to our business or industry, which could adversely affect our reputation;

●	increases in operating costs, including, without limitation, insurance, utility and other general expenses, which could adversely affect our financial results;

●	cybersecurity breaches, cyber or ransomware attacks or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships or result in fraudulent payments;

●	risks associated with generative artificial intelligence tools and large language models and the conclusions that these tools and models may draw about our business and prospects in connection with the dissemination of negative opinions, characterizations or disinformation;

●	changes in real estate, zoning, use and occupancy laws or regulations;

●	risks related to or consequences of earthquakes, hurricanes, windstorms, floods, wildfires, other natural disasters or acts of violence, pandemics, active shooters, terrorism, insurrection or war that impact the markets in which we operate;

●	potential environmental and other material liabilities;

●	governmental, administrative and executive orders, regulations and laws, which could adversely impact our business operations and customer and employee relationships;

●	uninsured or uninsurable losses and the ability to obtain insurance coverage, indemnity or recovery from insurance against risks and losses;

●	changes in the availability of and the cost of labor;

●	other factors affecting the real estate industry generally or the self-storage industry in particular; and

●	other risks identified in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025 and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2026	2025
	(unaudited)

ASSETS
Storage properties	$8,142,043	$8,134,189
Less: Accumulated depreciation	(1,804,268)	(1,758,340)
Storage properties, net (includes VIE amounts of $380,588 and $373,687, respectively)	6,337,775	6,375,849
Cash and cash equivalents (including VIE amounts of $5,922 and $4,397, respectively)	7,258	5,782
Restricted cash (including VIE amounts of $48 and $2,552, respectively)	2,212	4,451
Loan procurement costs, net of amortization	1,503	1,803
Investment in real estate ventures, at equity	74,884	74,034
Other assets, net	174,504	181,274
Total assets	$6,598,136	$6,643,193

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,926,318	$2,925,103
Revolving credit facility	415,100	378,800
Mortgage loans and notes payable, net (including VIE amounts of $7,090 and $7,092, respectively)	98,249	98,859
Lease liabilities - finance leases	65,534	65,579
Accounts payable, accrued expenses and other liabilities	224,474	229,666
Distributions payable	121,095	121,519
Deferred revenue	42,707	41,591
Total liabilities	3,893,477	3,861,117

Noncontrolling interests in the Operating Partnership	36,072	36,167

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 226,465,557 and 227,269,217 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,265	2,273
Additional paid-in capital	4,304,254	4,302,554
Accumulated other comprehensive loss	(229)	(249)
Accumulated deficit	(1,657,027)	(1,585,135)
Total CubeSmart shareholders’ equity	2,649,263	2,719,443
Noncontrolling interests in subsidiaries	19,324	26,466
Total equity	2,668,587	2,745,909
Total liabilities and equity	$6,598,136	$6,643,193

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025

REVENUES
Rental income	$239,925	$232,765
Other property related income	32,072	29,766
Property management fee income	9,932	10,505
Total revenues	281,929	273,036
OPERATING EXPENSES
Property operating expenses	90,068	82,934
Depreciation and amortization	61,438	59,156
General and administrative	17,189	16,068
Total operating expenses	168,695	158,158
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(29,831)	(26,100)
Loan procurement amortization expense	(1,065)	(1,221)
Equity in earnings of real estate ventures	607	379
Other	(195)	809
Total other expense	(30,484)	(26,133)
NET INCOME	82,750	88,745
Net income attributable to noncontrolling interests in the Operating Partnership	(357)	(453)
Net loss attributable to noncontrolling interests in subsidiaries	494	905
NET INCOME ATTRIBUTABLE TO THE COMPANY	$82,887	$89,197

Basic earnings per share attributable to common shareholders	$0.36	$0.39
Diluted earnings per share attributable to common shareholders	$0.36	$0.39

Weighted average basic shares outstanding	227,809	228,663
Weighted average diluted shares outstanding	228,206	229,169

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025

NET INCOME	$82,750	$88,745
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20
OTHER COMPREHENSIVE INCOME:	20	20
COMPREHENSIVE INCOME	82,770	88,765
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(357)	(453)
Comprehensive loss attributable to noncontrolling interests in subsidiaries	494	905
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$82,907	$89,217

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total CubeSmart	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2025	227,269	$2,273	$4,302,554	$(249)	$(1,585,135)	$2,719,443	$26,466	$2,745,909	$36,167
Contributions from noncontrolling interests in subsidiaries							11	11
Distributions paid to noncontrolling interests in subsidiaries							(6,659)	(6,659)
Issuance of common shares, net			(21)			(21)		(21)
Repurchase of common shares	(911)	(9)			(33,373)	(33,382)		(33,382)
Issuance of restricted shares	85	1				1		1
Redemption of OP units for cash					4	4		4	(685)
Exercise of stock options	23		608			608		608
Equity compensation expense			3,284			3,284		3,284
Taxes withheld upon net settlement of equity compensation			(2,171)			(2,171)		(2,171)
Adjustment for noncontrolling interests in the Operating Partnership					(755)	(755)		(755)	755
Net income (loss)					82,887	82,887	(494)	82,393	357
Other comprehensive income, net				20		20		20
Common share distributions ($0.53 per share)					(120,655)	(120,655)		(120,655)	(522)
Balance at March 31, 2026	226,466	$2,265	$4,304,254	$(229)	$(1,657,027)	$2,649,263	$19,324	$2,668,587	$36,072

									Noncontrolling
			Additional	Accumulated Other		Total CubeSmart	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2024	227,765	$2,278	$4,285,570	$(330)	$(1,415,662)	$2,871,856	$30,819	$2,902,675	$51,193
Distributions paid to noncontrolling interests in subsidiaries							(112)	(112)
Issuance of common shares, net			(168)			(168)		(168)
Issuance of restricted shares	103	1				1		1
Conversion from units to shares	52		2,209			2,209		2,209	(2,209)
Equity compensation expense			3,208			3,208		3,208
Taxes withheld upon net settlement of equity compensation			(3,047)			(3,047)		(3,047)
Adjustment for noncontrolling interests in the Operating Partnership					59	59		59	(59)
Net income (loss)					89,197	89,197	(905)	88,292	453
Other comprehensive income, net				20		20		20
Common share distributions ($0.52 per share)					(119,114)	(119,114)		(119,114)	(594)
Balance at March 31, 2025	227,920	$2,279	$4,287,772	$(310)	$(1,445,520)	$2,844,221	$29,802	$2,874,023	$48,784

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities
Net income	$82,750	$88,745
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including amortization of loan procurement costs	62,503	60,377
Non-cash portion of interest expense related to finance leases	(45)	(19)
Equity in earnings of real estate ventures	(607)	(379)
Cash distributed from real estate ventures	1,019	1,023
Equity compensation expense	3,284	3,208
Accretion of fair market value adjustment of debt	210	12
Changes in other operating accounts:
Other assets	5,020	4,065
Accounts payable and accrued expenses	(6,414)	(12,405)
Other liabilities	1,116	1,694
Net cash provided by operating activities	$148,836	$146,321
Investing Activities
Additions and improvements to storage properties	(10,394)	(9,370)
Development costs	(10,040)	(8,017)
Cash paid for partner's interest in real estate venture, net of cash acquired	—	(451,141)
Investments in real estate ventures	(2,057)	—
Cash distributed from real estate ventures	795	1,194
Net cash used in investing activities	$(21,696)	$(467,334)
Financing Activities
Proceeds from:
Revolving credit facility	263,385	577,589
Principal payments on:
Revolving credit facility	(227,085)	(195,189)
Mortgage loans and notes payable	(308)	(301)
Issuance of common shares, net	(20)	(167)
Repurchase of common shares	(33,382)	—
Payments upon net settlement of equity compensation	(2,172)	(3,047)
Exercise of stock options	608	—
Redemption of units for cash	(681)	—
Contributions from noncontrolling interests in subsidiaries	11	—
Distributions paid to noncontrolling interests in subsidiaries	(6,659)	(112)
Distributions paid to common shareholders	(121,068)	(119,048)
Distributions paid to noncontrolling interests in Operating Partnership	(532)	(621)
Net cash (used in) provided by financing activities	$(127,903)	$259,104
Change in cash, cash equivalents and restricted cash	(763)	(61,909)
Cash, cash equivalents and restricted cash at beginning of period	10,233	77,663
Cash, cash equivalents and restricted cash at end of period	$9,470	$15,754
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$34,780	$32,319
Supplemental disclosure of noncash activities:
Accretion of put liability	$1,333	$—
Derivative valuation adjustment	$20	$20

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Storage properties	$8,142,043	$8,134,189
Less: Accumulated depreciation	(1,804,268)	(1,758,340)
Storage properties, net (includes VIE amounts of $380,588 and $373,687, respectively)	6,337,775	6,375,849
Cash and cash equivalents (including VIE amounts of $5,922 and $4,397, respectively)	7,258	5,782
Restricted cash (including VIE amounts of $48 and $2,552, respectively)	2,212	4,451
Loan procurement costs, net of amortization	1,503	1,803
Investment in real estate ventures, at equity	74,884	74,034
Other assets, net	174,504	181,274
Total assets	$6,598,136	$6,643,193

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,926,318	$2,925,103
Revolving credit facility	415,100	378,800
Mortgage loans and notes payable, net (including VIE amounts of $7,090 and $7,092, respectively)	98,249	98,859
Lease liabilities - finance leases	65,534	65,579
Accounts payable, accrued expenses and other liabilities	224,474	229,666
Distributions payable	121,095	121,519
Deferred revenue	42,707	41,591
Total liabilities	3,893,477	3,861,117

Limited Partnership interests of third parties	36,072	36,167

Commitments and contingencies

Capital
General Partner	2,649,492	2,719,692
Accumulated other comprehensive loss	(229)	(249)
Total CubeSmart, L.P. capital	2,649,263	2,719,443
Noncontrolling interests in subsidiaries	19,324	26,466
Total capital	2,668,587	2,745,909
Total liabilities and capital	$6,598,136	$6,643,193

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended March 31,
	2026	2025

REVENUES
Rental income	$239,925	$232,765
Other property related income	32,072	29,766
Property management fee income	9,932	10,505
Total revenues	281,929	273,036
OPERATING EXPENSES
Property operating expenses	90,068	82,934
Depreciation and amortization	61,438	59,156
General and administrative	17,189	16,068
Total operating expenses	168,695	158,158
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(29,831)	(26,100)
Loan procurement amortization expense	(1,065)	(1,221)
Equity in earnings of real estate ventures	607	379
Other	(195)	809
Total other expense	(30,484)	(26,133)
NET INCOME	82,750	88,745
Net loss attributable to noncontrolling interests in subsidiaries	494	905
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	$83,244	$89,650

Basic earnings per unit attributable to CubeSmart, L.P.	$0.36	$0.39
Diluted earnings per unit attributable to CubeSmart, L.P.	$0.36	$0.39

Weighted average basic units outstanding	228,794	229,834
Weighted average diluted units outstanding	229,191	230,340

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025

NET INCOME	$82,750	$88,745
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20
OTHER COMPREHENSIVE INCOME:	20	20
COMPREHENSIVE INCOME	82,770	88,765
Comprehensive loss attributable to noncontrolling interests in subsidiaries	494	905
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUBESMART, L.P.	$83,264	$89,670

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

				Total			Limited
	General Partner		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units		Comprehensive	L.P.	Interests in	Total	Interests
	Outstanding	Amount	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2025	227,269	$2,719,692	$(249)	$2,719,443	$26,466	$2,745,909	$36,167
Contributions from noncontrolling interests in subsidiaries					11	11
Distributions paid to noncontrolling interests in subsidiaries					(6,659)	(6,659)
Issuance of OP units, net		(21)		(21)		(21)
Repurchase of OP units	(911)	(33,382)		(33,382)		(33,382)
Issuance of restricted OP units	85	1		1		1
Redemption of OP units for cash		4		4		4	(685)
Exercise of OP unit options	23	608		608		608
Equity compensation expense		3,284		3,284		3,284
Taxes withheld upon net settlement of equity compensation		(2,171)		(2,171)		(2,171)
Adjustment for Limited Partnership interests of third parties		(755)		(755)		(755)	755
Net income (loss)		82,887		82,887	(494)	82,393	357
Other comprehensive income, net			20	20		20
OP unit distributions ($0.53 per unit)		(120,655)		(120,655)		(120,655)	(522)
Balance at March 31, 2026	226,466	$2,649,492	$(229)	$2,649,263	$19,324	$2,668,587	$36,072

				Total			Limited
	General Partner		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units		Comprehensive	L.P.	Interests in	Total	Interests
	Outstanding	Amount	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2024	227,765	$2,872,186	$(330)	$2,871,856	$30,819	$2,902,675	$51,193
Distributions paid to noncontrolling interests in subsidiaries					(112)	(112)
Issuance of OP units, net		(168)		(168)		(168)
Issuance of restricted OP units	103	1		1		1
Conversion from OP units to shares	52	2,209		2,209		2,209	(2,209)
Equity compensation expense		3,208		3,208		3,208
Taxes withheld upon net settlement of equity compensation		(3,047)		(3,047)		(3,047)
Adjustment for Limited Partnership interests of third parties		59		59		59	(59)
Net income (loss)		89,197		89,197	(905)	88,292	453
Other comprehensive income, net			20	20		20
OP unit distributions ($0.52 per unit)		(119,114)		(119,114)		(119,114)	(594)
Balance at March 31, 2025	227,920	$2,844,531	$(310)	$2,844,221	$29,802	$2,874,023	$48,784

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities
Net income	$82,750	$88,745
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including amortization of loan procurement costs	62,503	60,377
Non-cash portion of interest expense related to finance leases	(45)	(19)
Equity in earnings of real estate ventures	(607)	(379)
Cash distributed from real estate ventures	1,019	1,023
Equity compensation expense	3,284	3,208
Accretion of fair market value adjustment of debt	210	12
Changes in other operating accounts:
Other assets	5,020	4,065
Accounts payable and accrued expenses	(6,414)	(12,405)
Other liabilities	1,116	1,694
Net cash provided by operating activities	$148,836	$146,321
Investing Activities
Additions and improvements to storage properties	(10,394)	(9,370)
Development costs	(10,040)	(8,017)
Cash paid for partner's interest in real estate venture, net of cash acquired	—	(451,141)
Investments in real estate ventures	(2,057)	—
Cash distributed from real estate ventures	795	1,194
Net cash used in investing activities	$(21,696)	$(467,334)
Financing Activities
Proceeds from:
Revolving credit facility	263,385	577,589
Principal payments on:
Revolving credit facility	(227,085)	(195,189)
Mortgage loans and notes payable	(308)	(301)
Issuance of OP units, net	(20)	(167)
Repurchase of OP units	(33,382)	—
Payments upon net settlement of equity compensation	(2,172)	(3,047)
Exercise of OP unit options	608	—
Redemption of OP units for cash	(681)	—
Contributions from noncontrolling interests in subsidiaries	11	—
Distributions paid to noncontrolling interests in subsidiaries	(6,659)	(112)
Distributions paid to OP unitholders	(121,600)	(119,669)
Net cash (used in) provided by financing activities	$(127,903)	$259,104
Change in cash, cash equivalents and restricted cash	(763)	(61,909)
Cash, cash equivalents and restricted cash at beginning of period	10,233	77,663
Cash, cash equivalents and restricted cash at end of period	$9,470	$15,754
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$34,780	$32,319
Supplemental disclosure of noncash activities:
Accretion of put liability	$1,333	$—
Derivative valuation adjustment	$20	$20

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the unaudited consolidated financial statements, we use the terms the “Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of March 31, 2026, the Company owned (or partially owned and consolidated) self-storage properties located in the District of Columbia and 25 states throughout the United States, which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties (see note 14).

As of March 31, 2026, the Parent Company owned approximately 99.6% of the partnership interests (“OP Units” or “common units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

The Company typically experiences seasonal fluctuations in the occupancy levels of its stores, which are generally slightly higher during the summer months due to increased moving activity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s combined audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2025, which are included in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amended guidance requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. ASU 2024-03, as clarified by ASU 2025-01, is required to be adopted prospectively for annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption and retrospective application permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	March 31,	December 31,
	2026	2025

	(in thousands)
Land	$1,719,233	$1,714,247
Buildings and improvements	6,227,022	6,203,371
Equipment	139,485	140,027
Construction in progress	14,358	34,599
Right-of-use assets - finance leases	41,945	41,945
Storage properties	8,142,043	8,134,189
Less: Accumulated depreciation	(1,804,268)	(1,758,340)
Storage properties, net	$6,337,775	$6,375,849

The following table summarizes the Company’s acquisition and disposition activity since January 1, 2025.

			Number of	Transaction Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2025 Acquisitions:

HVP IV Assets	Various (see note 4)	February 2025	28	$452,785	(1)
Arizona Asset	Phoenix-Mesa-Scottsdale, AZ	November 2025	1	17,500
Florida Asset	Miami-Fort Lauderdale-Pompano Beach, FL	December 2025	1	31,500
			30	$501,785

(1)	Amount represents the purchase price for the remaining 80% ownership interest in 191 IV CUBE LLC (“HVP IV”), which, at the time of acquisition, owned 28 stores (see note 4). Purchase price includes $44.4 million to repay the Company’s portion of HVP IV’s existing indebtedness.

4. INVESTMENT ACTIVITY

The Company did not acquire or dispose of any wholly-owned stores during the three months ended March 31, 2026.

2025 Acquisitions

On February 20, 2025, the Company acquired the remaining 80% ownership interest in HVP IV, an unconsolidated real estate venture in which, prior to such acquisition, the Company owned a 20% noncontrolling interest that was accounted for under the equity method of accounting. As of the date of acquisition, HVP IV owned 28 stores located in Arizona (2), Connecticut (3), Florida (4), Georgia (2), Illinois (5), Maryland (2), Minnesota (1), Pennsylvania (1) and Texas (8) (the “HVP IV Assets”). The purchase price for the 80% ownership interest was $452.8 million, which included $44.4 million to repay the Company’s portion of the venture’s existing indebtedness. The HVP IV Assets were recorded by the Company at $466.9 million, which consisted of the $452.8 million purchase price plus the Company's $14.1 million carryover basis of its previously held equity interest in HVP IV. As a result of the transaction, the HVP IV Assets became wholly owned by the Company and are now consolidated within its financial statements. No gain or loss was recognized as a result of the transaction. In connection with the transaction, which was accounted for as an asset acquisition, the Company allocated the value of the HVP IV Assets and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $32.0 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three months ended March 31, 2026 and 2025 was approximately $5.3 million and $2.7 million, respectively.

During the year ended December 31, 2025, the Company also acquired one store in Arizona and one store in Florida for an aggregate purchase price of $49.0 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $2.7 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2026 was approximately $0.7 million. There was no amortization expense recognized for these in-place leases during the three months ended March 31, 2025.

Development Activity

As of March 31, 2026, the Company held an ownership interest in a consolidated joint venture to develop a single self-storage property located in New York. Construction for this project is expected to be completed during the third quarter of 2027. As of March 31, 2026, development costs incurred to date for this project totaled $9.3 million. Total costs for this project are expected to be $28.0 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company, through two consolidated joint ventures, completed the construction and opened for operation the following stores during the period from January 1, 2025 through March 31, 2026. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

New Rochelle, NY (1)	1	Q1 2026	70%	$28,000
Port Chester, NY	1	Q3 2025	90%	18,100
	2			$46,100

(1)	This store is located adjacent to an existing store. Given this proximity, this store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures are summarized as follows (dollars in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	March 31,	December 31,	March 31,	December 31,
Unconsolidated Real Estate Ventures	Interest	2026	2025	2026	2025
CBPR Storage Venture, LLC ("CBPR")	15%	1	-	$2,042	$-
Fontana Self Storage, LLC ("Fontana") (1)	50%	1	1	12,736	12,837
Rancho Cucamonga Self Storage, LLC ("RCSS") (1)	50%	1	1	19,437	19,568
191 V CUBE LLC ("HVP V")	20%	6	6	10,110	10,505
CUBE HHF Northeast Venture LLC ("HHFNE")	10%	13	13	1,217	1,230
CUBE HHF Limited Partnership ("HHF")	50%	28	28	29,342	29,894
		50	49	$74,884	$74,034

(1)	On December 9, 2021, the Company completed the acquisition of LAACO, which included a 50% interest in Fontana and RCSS, each of which owns one self-storage property in California. As of the date of acquisition, the Company recognized differences between the Company’s equity investment in Fontana and RCSS and the underlying equity reflected at the venture level. These differences are being amortized over the expected useful life of the self-storage properties owned by the ventures. As of March 31, 2026, the remaining unamortized difference was $12.0 million for Fontana and $17.9 million for RCSS.

On February 20, 2025, the Company purchased the remaining 80% interest in HVP IV for $452.8 million and consolidated the venture’s assets and liabilities. The $452.8 million purchase price included $44.4 million to repay the Company’s portion of the venture’s existing indebtedness, which was repaid in full at the time of the transaction (see note 4).

The Company determined that CBPR, Fontana, RCSS, HVP V, HVP IV, HHFNE and HHF (collectively, the “Ventures”) are not VIEs in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Ventures. Based upon each member’s substantive participating rights over the activities of each entity as stipulated in the operating agreements, the Ventures are not consolidated by the Company and are accounted for under the equity method of accounting (except for HVP IV, which was consolidated upon the Company’s purchase of the remaining 80% interest on February 20, 2025). The Company’s investments in the Ventures are included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheets and the Company’s earnings from its investments in the Ventures are presented in Equity in earnings of real estate ventures within the Company’s consolidated statements of operations.

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
	2026	2025

Assets	(in thousands)
Storage properties, net	$376,886	$367,994
Other assets	18,673	15,283
Total assets	$395,559	$383,277

Liabilities and equity
Debt	$249,760	$249,449
Other liabilities	6,866	5,224
Equity
CubeSmart	44,982	43,917
Joint venture partners	93,951	84,687
Total liabilities and equity	$395,559	$383,277

The following is a summary of results of operations of the Ventures for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025 (1)

	(in thousands)
Total revenues	$14,736	$20,122
Operating expenses	(6,531)	(8,917)
Other expenses	(12)	(110)
Interest expense, net	(2,903)	(4,928)
Depreciation and amortization	(4,351)	(6,296)
Net income (loss)	$939	$(129)
Company’s share of net income (loss)	$607	$379

(1)	HVP IV’s results of operations are included through February 20, 2025 (date of consolidation).

6. OTHER ASSETS

Other assets were comprised of the following as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
	2026	2025

	(in thousands)
Intangible assets, net of accumulated amortization of $895 and $26,880, respectively	$1,789	$7,792
Accounts receivable, net	8,930	9,701
Prepaid property taxes	10,534	11,202
Prepaid insurance	2,219	4,101
Amounts due from affiliates (see note 16)	19,594	19,152
Assets related to deferred compensation arrangements	67,066	67,170
Right-of-use assets - operating leases	48,156	48,420
Note receivable (1)	5,000	5,000
Other	11,216	8,736
Total other assets, net	$174,504	$181,274

(1)	On October 8, 2024, the Company loaned $5.0 million to an owner of five third-party stores managed by the Company, in exchange for a note receivable of the same amount bearing interest at 10.00% per year. The note matures on May 7, 2026 and is collateralized by a pledge of the ownership interests in the underlying properties. The Company believes that this note receivable is fully collectible. The interest income related to this note is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

7. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2026	2025	Interest Rate	Date	Date

	(in thousands)
$300M 3.125% Guaranteed Notes due 2026	$300,000	$300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
$450M 5.125% Guaranteed Notes due 2035	450,000	450,000	5.30%	Aug-25	Nov-35
Principal balance outstanding	2,950,000	2,950,000
Less: Discount on issuance of unsecured senior notes, net	(12,104)	(12,669)
Less: Loan procurement costs, net	(11,578)	(12,228)
Total unsecured senior notes, net	$2,926,318	$2,925,103

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the three months ended March 31, 2026, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

8. REVOLVING CREDIT FACILITY

On October 26, 2022, the Company amended and restated, in its entirety, its unsecured revolving credit agreement (the “Second Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of an $850.0 million unsecured revolving credit facility (the “Revolver”) maturing on February 15, 2027. The Second Amended and Restated Credit Facility provides for two six-month options to extend the maturity date to, at the latest, February 2028 upon the satisfaction of certain conditions. Under the Second Amended and Restated Credit Facility, pricing on the Revolver is dependent upon the Company’s unsecured debt credit ratings and leverage levels. At the Company’s current unsecured debt credit ratings and leverage levels, amounts drawn under the Revolver are priced using a margin of 0.775% plus a facility fee of 0.15% over the Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment.

As of March 31, 2026, the Revolver had an effective interest rate of 4.71%. Additionally, as of March 31, 2026, $434.2 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by outstanding letters of credit totaling $0.7 million.

Under the Second Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the three months ended March 31, 2026, the Operating Partnership was in compliance with all financial covenants of the Second Amended and Restated Credit Facility.

9. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	March 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2026	2025	Interest Rate	Date

	(in thousands)
Long Island City II, NY	$16,752	$16,880	2.25%	Jul-26
Long Island City III, NY	16,752	16,880	2.25%	Aug-26
Allen, TX (1)	7,174	7,226	6.29%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	94,978	95,286
Plus: Unamortized fair value adjustment	3,615	3,969
Less: Loan procurement costs, net	(344)	(396)
Total mortgage loans and notes payable, net	$98,249	$98,859

(1)	The Company owns an 85% interest in a consolidated joint venture that is the borrower on this mortgage loan.

As of March 31, 2026 and December 31, 2025, the Company’s mortgage loans and notes payable were secured by certain of its self-storage properties with aggregate net book values of approximately $238.7 million and $240.0 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of March 31, 2026 (in thousands):

2026	$40,678
2027	—
2028	—
2029	54,300
2030	—
2031 and thereafter	—
Total principal payments	$94,978

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents unrealized losses on interest rate swaps (see note 11). The following table summarizes the changes in accumulated other comprehensive loss for the three months ended March 31, 2026 (in thousands).

Beginning balance at December 31, 2025	$(251)
Reclassification of realized losses on interest rate swaps (1)	20
Ending balance at March 31, 2026	(231)
Less: portion included in noncontrolling interests in the Operating Partnership	2
Total accumulated other comprehensive loss included in equity as of March 31, 2026	$(229)

(1)	See note 11 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects within its consolidated statements of operations realized and unrealized gains and losses with respect to the derivative. As of March 31, 2026 and December 31, 2025, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the Company’s consolidated balance sheets at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of $350.0 million of outstanding 4.375% senior notes due 2029 (the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three months ended March 31, 2026. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other financial instruments included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at March 31, 2026 and December 31, 2025.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(in thousands)
Carrying value	$3,439,667	$3,402,762
Fair value	$3,277,802	$3,264,666

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations as of March 31, 2026 and December 31, 2025. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within Level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and the respective debt maturities.

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

		CubeSmart	March 31, 2026
	Number	Ownership	Total	Total	Related Party
Consolidated Joint Ventures	of Stores	Interest	Assets	Liabilities	Loans (1)

			(in thousands)
CS 114 S Kensico Ave, LLC ("White Plains")	1	51%	$9,341	$1,358	$—
Hines Capital ("Hines") (2)	14	85%	168,124	117,987	109,588
New Rochelle Investors, LLC ("New Rochelle")	1	70%	44,399	43,676	42,853
1074 Raritan Road, LLC ("Clark")	1	90%	15,018	10,981	10,647
350 Main Street, LLC ("Port Chester")	1	90%	17,013	11,576	11,278
Astoria Investors, LLC ("Astoria")	1	70%	44,126	30,792	29,982
CS Lock Up Anoka, LLC ("Anoka")	1	50%	9,186	5,646	5,542
CS Valley Forge Village Storage, LLC ("VFV")	1	70%	17,511	14,751	14,617
CS Vienna, LLC ("Vienna")	1	80%	28,137	34,249	33,737
SH3, LLC ("SH3")	1	90%	35,176	515	—
	23		$388,031	$271,531	$258,244

(1)	Related party loans represent amounts payable from the joint venture to the Company and are included in total liabilities within the table above. The loans and related party interest have been eliminated for consolidation purposes.

(2)	Consists of two consolidated joint ventures.

Operating Partnership Ownership

During the three months ended March 31, 2026, 19,011 OP Units were redeemed for cash. During the three months ended March 31, 2025, 52,500 OP units were redeemed for common shares of the Company.

As of March 31, 2026 and December 31, 2025, 984,229 and 1,003,240 OP Units, respectively, were owned by third parties. The per unit cash redemption amount of the outstanding OP Units owned by third parties was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value as of March 31, 2026 and December 31, 2025. The aggregate redemption value of the 984,229 OP Units owned by third parties as of March 31, 2026 was $36.1 million.

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

The accounting policies applicable to the self-storage segment are the same as those described in the summary of significant accounting policies included in note 2 to the consolidated financial statements included in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025. The Company does not have intra-entity sales or transfers. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer.

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

The following table details the revenues and significant segment-level expenses of the self-storage segment.

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Total revenues	$281,929	$273,036

Significant segment-level expenses (income):
Property taxes	32,034	30,179
Personnel expense	22,224	21,380
Advertising	5,552	4,421
Repair and maintenance	3,082	2,864
Utilities	7,184	6,669
Property insurance	3,449	4,173
Other property operating expenses	16,543	13,248
Total property operating expenses	90,068	82,934

Depreciation and amortization	61,438	59,156
General and administrative	17,189	16,068
Interest expense on loans	29,831	26,100
Loan procurement amortization expense	1,065	1,221
Equity in earnings of real estate ventures	(607)	(379)
Other	195	(809)
Net income	$82,750	$88,745

15. COMMITMENTS AND CONTINGENCIES

Development Commitments

As of March 31, 2026, the Company had agreements with developers for the construction of one new self-storage property (see note 4), with remaining payments anticipated to approximate $20.0 million. These amounts are due in installments upon completion of certain construction milestones.

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

16. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest totaled $0.6 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These reimbursements consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $19.6 million and $19.2 million as of March 31, 2026 and December 31, 2025, respectively, and are included in Other assets, net on the Company’s consolidated balance sheets. Additionally, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $258.2 million and $232.5 million as of March 31, 2026 and December 31, 2025, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party amounts are fully collectible.

The CBPR, HVP V, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from CBPR, HVP V, HVP IV and HHFNE to the Company upon the closing of certain property transactions by CBPR, HVP V, HVP IV and HHFNE or any of their subsidiaries and completion of certain measures as defined in the operating agreements. There were no such fees recognized during the three months ended March 31, 2026 or 2025.

Prior to the Company’s purchase of the remaining interest in HVP IV (see note 4), the Company served as lessor in a ground lease related to land underlying an HVP IV property located in Texas. The Company recognized income associated with this ground lease of $0.1 million during the three months ended March 31, 2025. No income associated with this ground lease was recognized during the three months ended March 31, 2026. This income is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

17. EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except per share amounts)
Net income	$82,750	$88,745
Net income attributable to noncontrolling interests in the Operating Partnership	(357)	(453)
Net loss attributable to noncontrolling interests in subsidiaries	494	905
Net income attributable to the Company's common shareholders	$82,887	$89,197

Weighted average basic shares outstanding	227,809	228,663
Share options and restricted share units	397	506
Weighted average diluted shares outstanding	228,206	229,169

Basic earnings per share attributable to common shareholders	$0.36	$0.39
Diluted earnings per share attributable to common shareholders (1)	$0.36	$0.39

Dividends declared per common share	$0.53	$0.52

(1)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2026 and 2025 were 1.9 million and 1.5 million, respectively.

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and OP Units owned by third parties have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average outstanding OP Units owned by third parties for the three months ended March 31, 2026 and 2025 were 1.0 and 1.2 million, respectively.

Earnings per unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except per unit amounts)
Net income	$82,750	$88,745
Net loss attributable to noncontrolling interests in subsidiaries	494	905
Net income attributable to CubeSmart, L.P.	$83,244	$89,650

Weighted average basic units outstanding	228,794	229,834
Unit options and restricted share units	397	506
Weighted average diluted units outstanding	229,191	230,340

Basic earnings per unit attributable to CubeSmart, L.P.	$0.36	$0.39
Diluted earnings per unit attributable to CubeSmart, L.P. (1)	$0.36	$0.39

Dividends declared per common unit	$0.53	$0.52

(1)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per unit for the three months ended March 31, 2026 and 2025 were 1.9 million and 1.5 million, respectively.

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

	As of March 31,
	2026	2025
Outstanding OP Units owned by third parties	984,229	1,142,205
Outstanding OP Units owned by the General Partner	226,465,557	227,920,222

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Report. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Report entitled “Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the section entitled “Risk Factors” in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025.

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the design, development, acquisition, operation, leasing, and management of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of March 31, 2026 and December 31, 2025, we owned (or partially owned and consolidated) 662 self-storage properties containing an aggregate of approximately 48.5 million rentable square feet and 662 self-storage properties containing an aggregate of approximately 48.4 million rentable square feet, respectively. As of March 31, 2026, we owned stores in the District of Columbia and the following 25 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of March 31, 2026, we managed 854 stores for third parties (including 50 stores containing an aggregate of approximately 3.4 million rentable square feet as part of six separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 1,516. As of March 31, 2026, we managed stores for third parties in the following 41 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin.

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

We continue our focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions, co-investment partnerships and developments of self-storage properties.

We have one operating segment: we own, operate, develop, manage and acquire self-storage properties.

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues for the three months ended March 31, 2026. Our stores in New York, Florida, Texas and California provided approximately 18%, 14%, 11% and 10%, respectively, of total revenues for the three months ended March 31, 2026.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies and estimates that management believes are critical to the preparation of the unaudited consolidated financial statements included in this Report. Certain of the accounting policies used in the preparation of these unaudited consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in this Report. For additional discussion of the Company’s significant accounting policies, see note 2 to the consolidated financial statements included in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ materially from estimates calculated and utilized by management.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events or circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of the net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three months ended March 31, 2026 and 2025.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no stores classified as held for sale as of March 31, 2026.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, cash distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the three months ended March 31, 2026 or 2025.

Differences between the Company’s net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. As of March 31, 2026 and December 31, 2025, the Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $29.9 million and $30.1 million, respectively. These differences are amortized over the estimated useful lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures within our consolidated statements of operations.

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto. Historical results set forth in our consolidated statements of operations reflect only the existing stores for each period presented and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of March 31, 2026, we owned 623 same-store properties and 39 non same-store properties. The non same-store property portfolio results include 2025 and 2026 acquisitions, dispositions, newly developed stores, stores with a significant portion of net rentable square footage taken out of service or stores that have not yet reached stabilization as defined above. For analytical presentation, all percentages are calculated using the numbers presented in the unaudited consolidated financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. The following table summarizes the change in the number of owned (or partially owned and consolidated) stores from January 1, 2025 through March 31, 2026:

	2026	2025

Balance - January 1	662	631
Stores acquired	—	28
Stores developed	1	—
Stores combined (1)	(1)	—
Balance - March 31	662	659
Stores acquired		—
Balance - June 30		659
Stores developed		1
Balance - September 30		660
Stores acquired		2
Balance - December 31		662

(1)	During the quarter ended March 31, 2026, we completed development of a new store located in New Rochelle, NY for approximately $28.0 million. The developed store is located adjacent to an existing store. Given this proximity, the developed store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Property Portfolio		Eliminations		Total Portfolio
				%								%
	2026	2025	Change	Change	2026	2025	2026	2025	2026	2025	Change	Change
REVENUES:
Rental income	$226,190	$225,678	$512	0.2%	$13,735	$7,087	$—	$—	$239,925	$232,765	$7,160	3.1%
Other property related income	11,784	10,795	989	9.2%	630	397	19,658	18,574	32,072	29,766	2,306	7.7%
Property management fee income	—	—	—	0.0%	—	—	9,932	10,505	9,932	10,505	(573)	(5.5)%
Total revenues	237,974	236,473	1,501	0.6%	14,365	7,484	29,590	29,079	281,929	273,036	8,893	3.3%

OPERATING EXPENSES:
Property operating expenses	72,197	68,211	3,986	5.8%	5,152	2,771	12,719	11,952	90,068	82,934	7,134	8.6%
NET OPERATING INCOME:	165,777	168,262	(2,485)	(1.5)%	9,213	4,713	16,871	17,127	191,861	190,102	1,759	0.9%

Store count	623	623			39	36			662	659
Total rentable square feet	45,252	45,252			3,222	2,869			48,474	48,121
Period end occupancy	89.3%	89.6%			82.6%	83.9%			88.8%	89.2%
Period average occupancy	89.0%	89.4%
Realized annual rent per occupied sq. ft. (1)	$22.46	$22.32

Depreciation and amortization									61,438	59,156	2,282	3.9%
General and administrative									17,189	16,068	1,121	7.0%
Subtotal									78,627	75,224	3,403	4.5%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(29,831)	(26,100)	(3,731)	(14.3)%
Loan procurement amortization expense									(1,065)	(1,221)	156	12.8%
Equity in earnings of real estate ventures									607	379	228	60.2%
Other									(195)	809	(1,004)	(124.1)%
Total other expense									(30,484)	(26,133)	(4,351)	(16.6)%
NET INCOME									82,750	88,745	(5,995)	(6.8)%
Net income attributable to noncontrolling interests in the Operating Partnership									(357)	(453)	96	21.2%
Net loss attributable to noncontrolling interests in subsidiaries									494	905	(411)	(45.4)%
NET INCOME ATTRIBUTABLE TO THE COMPANY'S COMMON SHAREHOLDERS									$82,887	$89,197	$(6,310)	(7.1)%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Total revenues increased from $273.0 million for the three months ended March 31, 2025 to $281.9 million for the three months ended March 31, 2026, an increase of $8.9 million, or 3.3%. This increase was primarily attributable to additional revenues from stores acquired or opened in 2025 and 2026 included in our non same-store portfolio.

Operating Expenses

Property operating expenses increased from $82.9 million for the three months ended March 31, 2025 to $90.1 million for the three months ended March 31, 2026, an increase of $7.1 million, or 8.6%. This increase was primarily attributable to increases in expenses from same-store properties largely related to advertising and personnel expenses as well as additional expenses from stores acquired or opened in 2025 and 2026 included in our non same-store portfolio.

Other (Expense) Income

Interest expense on loans increased from $26.1 million during the three months ended March 31, 2025 to $29.8 million during the three months ended March 31, 2026, an increase of $3.7 million, or 14.3%. The increase was attributable to an increase in the average outstanding debt balance and higher interest rates during the 2026 period compared to the 2025 period. The average outstanding debt balance increased from $3.20 billion during the three months ended March 31, 2025 to $3.48 billion during the three months ended March 31, 2026. The weighted average effective interest rate on our outstanding debt increased from 3.19% during the three months ended March 31, 2025 to 3.33% for the three months ended March 31, 2026.

Cash Flows

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

A comparison of cash flows from operating, investing and financing activities for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
Net cash provided by (used in):	2026	2025	Change

	(in thousands)

Operating activities	$148,836	$146,321	$2,515
Investing activities	$(21,696)	$(467,334)	$445,638
Financing activities	$(127,903)	$259,104	$(387,007)

Cash provided by operating activities increased from $146.3 million for the three months ended March 31, 2025 to $148.8 million for the three months ended March 31, 2026, reflecting an increase of $2.5 million. The increased cash flow from operating activities was primarily attributable to the timing and amounts of the payments of certain accounts payable and accrued expenses.

Cash used in investing activities decreased from $467.3 million for the three months ended March 31, 2025 to $21.7 million for the three months ended March 31, 2026, reflecting a change of $445.6 million. This change was primarily the result of $451.1 million paid to acquire the remaining 80% ownership interest in 191 IV CUBE LLC during the 2025 period. There were no acquisitions during the 2026 period.

Cash provided by financing activities was $259.1 million for the three months ended March 31, 2025 compared to $127.9 million of cash used in financing activities for the three months ended March 31, 2026, reflecting a change of $387.0 million. The change was primarily the result of a $346.1 million increase in net proceeds from our revolving credit facility during the 2026 period as compared to the corresponding 2025 period as well as $33.4 million in payments to repurchase common shares during the 2026 period. There were no such repurchases during the 2025 period.

Liquidity and Capital Resources

Liquidity Overview

Our cash flow from operations has historically been one of our primary sources of liquidity used to fund debt service, distributions and capital expenditures. We derive substantially all of our revenue from customers who lease self-storage space at our stores and fees earned from managing stores. Therefore, our ability to generate cash from operations is dependent on the rents and management fees that we are able to charge and collect from our customers and clients. We believe that the properties in which we invest, self-storage properties, are less sensitive than other real estate product types to changes in economic conditions. However, prolonged economic pressures could adversely affect our cash flows from operations.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores; repay certain indebtedness; pay interest expense and scheduled principal payments on debt; fund expected distributions to limited partners and shareholders; and fund capital expenditures and the acquisition and development of new stores. These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2026 fiscal year, we expect recurring capital expenditures to be approximately $20.0 million to $25.0 million, planned capital improvements and store upgrades to be approximately $14.5 million to $19.5 million and costs associated with the development of new stores to be approximately $3.5 to $8.5 million. Our currently scheduled principal payments on our outstanding debt, including the repayment of unsecured senior notes, are approximately $340.7 million for the remainder of 2026.

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

As of March 31, 2026, we had approximately $7.3 million in available cash and cash equivalents. In addition, we had approximately $434.2 million of availability for borrowings under our Revolver.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2026	2025	Interest Rate	Date	Date

	(in thousands)
$300M 3.125% Guaranteed Notes due 2026	$300,000	$300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
$450M 5.125% Guaranteed Notes due 2035	450,000	450,000	5.30%	Aug-25	Nov-35
Principal balance outstanding	2,950,000	2,950,000
Less: Discount on issuance of unsecured senior notes, net	(12,104)	(12,669)
Less: Loan procurement costs, net	(11,578)	(12,228)
Total unsecured senior notes, net	$2,926,318	$2,925,103

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40%

after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the three months ended March 31, 2026, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility

On October 26, 2022, we amended and restated, in its entirety, our unsecured revolving credit agreement (the “Second Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of an $850.0 million unsecured revolving credit facility (the “Revolver”) maturing on February 15, 2027. The Second Amended and Restated Credit Facility provides for two six-month options to extend the maturity date to, at the latest, February 2028 upon the satisfaction of certain conditions. Under the Second Amended and Restated Credit Facility, pricing on the Revolver is dependent upon our unsecured debt credit ratings and leverage levels. At our current unsecured debt credit ratings and leverage levels, amounts drawn under the Revolver are priced using a margin of 0.775% plus a facility fee of 0.15% over the Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment.

As of March 31, 2026, the Revolver had an effective interest rate of 4.71%. Additionally, as of March 31, 2026, $434.2 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by outstanding letters of credit totaling $0.7 million.

Under the Second Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the three months ended March 31, 2026, the Operating Partnership was in compliance with all financial covenants of the Second Amended and Restated Credit Facility.

Mortgage Loans and Notes Payable

Our mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	March 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2026	2025	Interest Rate	Date

	(in thousands)
Long Island City II, NY	$16,752	$16,880	2.25%	Jul-26
Long Island City III, NY	16,752	16,880	2.25%	Aug-26
Allen, TX (1)	7,174	7,226	6.29%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	94,978	95,286
Plus: Unamortized fair value adjustment	3,615	3,969
Less: Loan procurement costs, net	(344)	(396)
Total mortgage loans and notes payable, net	$98,249	$98,859

(1)	We own an 85% interest in a consolidated joint venture that is the borrower on this mortgage loan.

At-the-Market Equity Program

On March 3, 2025, we replaced our prior at-the-market equity distribution program with a new at-the-market equity distribution program. Under the new program, we may sell, from time to time, up to an aggregate of 13,510,817 common shares of CubeSmart through agents acting as our sales agents or as forward sellers of common shares borrowed from third parties (if acting as forward sellers). Sales of common shares, if any, made through the agents, as our sales agents, or as forward sellers, may be made by any method permitted by law to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or by any other method permitted by applicable law. We may also sell common shares to a sales agent, as principal for its own account, at a price to be agreed upon at the time of sale. Actual sales, if any, under the program will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs and determinations by us of the appropriate sources of our funding. As of March 31, 2026, we had not sold any common shares under the new program.

Repurchase of Common Shares

During the three months ended March 31, 2026, we repurchased, under our share repurchase program, a total of 0.9 million common shares of beneficial interest for an average purchase price of $36.64 per share. There were no such repurchases during the three months ended March 31, 2025. Additionally, on February 24, 2026, the Company’s Board of Trustees (the “Board”) authorized additional share repurchases of up to 10.0 million of the Parent Company’s outstanding common shares. As of March 31, 2026, 11.2 million common shares remained available for repurchase under this program.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO attributable to the Company’s common shareholders and third-party OP unitholders for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net income attributable to the Company’s common shareholders	$82,887	$89,197

Add:
Real estate depreciation and amortization:
Real property	59,508	56,689
Company’s share of unconsolidated real estate ventures	1,478	1,810
Net income attributable to noncontrolling interests in the Operating Partnership	357	453
FFO attributable to the Company's common shareholders and third-party OP unitholders	$144,230	$148,149

Weighted average diluted shares outstanding	228,206	229,169
Weighted average diluted units outstanding owned by third parties	985	1,171
Weighted average diluted shares and units outstanding	229,191	230,340

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

As of March 31, 2026, our consolidated debt consisted of $3.04 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of March 31, 2026, there were $415.1 million of outstanding unsecured credit facility borrowings subject to floating rates.  Changes in market interest rates have different impacts on the fixed- and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable-rate debt increase by 100 basis points, the increase in annual interest expense on our variable-rate debt would decrease future earnings and cash flows by approximately $4.2 million a year. If market interest rates on our variable-rate debt decrease by 100 basis points, the decrease in interest expense on our variable-rate debt would increase future earnings and cash flows by approximately $4.2 million a year.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $109.4 million. If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $115.6 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended March 31, 2026:

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1 - January 31	317,653	(1)	$35.71	259,200	1,850,784
February 1 - February 28	—		$—	—	11,850,784
March 1 - March 31	651,500		$37.13	651,500	11,199,284
Total	969,153		$36.67	910,700	11,199,284

(1)	Of this total, 58,453 shares represent common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

(2)	On June 26, 2007, the Board approved a share repurchase program for up to 3.0 million of the Parent Company’s outstanding common shares. Additionally, on February 24, 2026, the Board authorized additional share repurchases of up to 10.0 million of the Parent Company’s outstanding common shares. This share repurchase authorization is in addition to, and does not supersede, the existing share repurchase authorization made in 2007. Unless terminated earlier by resolution of the Board, the program will expire when the number of authorized shares has been repurchased.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended March 31, 2026, none of our trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended March 31, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

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

CUBESMART
(Registrant)

Date: May 1, 2026	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2026	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2026	By:	/s/ Matthew D. DeNarie

Matthew D. DeNarie, Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

, L.P
CUBESMART, L.P.
(Registrant)

Date: May 1, 2026	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2026	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2026	By:	/s/ Matthew D. DeNarie

Matthew D. DeNarie, Chief Accounting Officer
(Principal Accounting Officer)