Form 10-Q
period 2026-06-30
CubeSmart; CubeSmart, L.P.
filed 2026-07-31
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 29, 2026
Common shares, $0.01 par value per share, of CubeSmart	225,162,253

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2026 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust (“REIT”) that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us” or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2026, owned a 99.6% interest in the Operating Partnership. The remaining 0.4% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2026	2025
	(unaudited)

ASSETS
Storage properties	$8,148,814	$8,134,189
Less: Accumulated depreciation	(1,842,330)	(1,758,340)
Storage properties, net (includes VIE amounts of $379,839 and $373,687, respectively)	6,306,484	6,375,849
Cash and cash equivalents (including VIE amounts of $7,206 and $4,397, respectively)	14,310	5,782
Restricted cash (including VIE amounts of $48 and $2,552, respectively)	2,273	4,451
Loan procurement costs, net of amortization	6,628	1,803
Investment in real estate ventures, at equity	73,456	74,034
Other assets, net	181,664	181,274
Total assets	$6,584,815	$6,643,193

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,927,533	$2,925,103
Revolving credit facility	450,843	378,800
Mortgage loans and notes payable, net (including VIE amounts of $7,089 and $7,092, respectively)	97,637	98,859
Lease liabilities - finance leases	65,487	65,579
Accounts payable, accrued expenses and other liabilities	241,816	229,666
Distributions payable	120,604	121,519
Deferred revenue	43,883	41,591
Total liabilities	3,947,803	3,861,117

Noncontrolling interests in the Operating Partnership	39,143	36,167

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 225,521,694 and 227,269,217 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,255	2,273
Additional paid-in capital	4,310,390	4,302,554
Accumulated other comprehensive loss	(209)	(249)
Accumulated deficit	(1,733,193)	(1,585,135)
Total CubeSmart shareholders’ equity	2,579,243	2,719,443
Noncontrolling interests in subsidiaries	18,626	26,466
Total equity	2,597,869	2,745,909
Total liabilities and equity	$6,584,815	$6,643,193

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

REVENUES
Rental income	$242,217	$239,557	$482,142	$472,322
Other property related income	34,240	32,596	66,312	62,362
Property management fee income	10,029	10,150	19,961	20,655
Total revenues	286,486	282,303	568,415	555,339
OPERATING EXPENSES
Property operating expenses	96,018	89,028	186,086	171,962
Depreciation and amortization	55,839	66,488	117,277	125,644
General and administrative	17,246	14,897	34,435	30,965
Total operating expenses	169,103	170,413	337,798	328,571
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(30,341)	(29,090)	(60,172)	(55,190)
Loan procurement amortization expense	(1,099)	(1,221)	(2,164)	(2,442)
Equity in earnings of real estate ventures	556	547	1,163	926
Gain from sale of real estate, net	2,503	—	2,503	—
Other	458	306	263	1,115
Total other expense	(27,923)	(29,458)	(58,407)	(55,591)
NET INCOME	89,460	82,432	172,210	171,177
Net income attributable to noncontrolling interests in the Operating Partnership	(395)	(401)	(752)	(854)
Net loss attributable to noncontrolling interests in subsidiaries	520	929	1,014	1,834
NET INCOME ATTRIBUTABLE TO THE COMPANY	$89,585	$82,960	$172,472	$172,157

Basic earnings per share attributable to common shareholders	$0.40	$0.36	$0.76	$0.75
Diluted earnings per share attributable to common shareholders	$0.39	$0.36	$0.76	$0.75

Weighted average basic shares outstanding	226,774	228,737	227,289	228,700
Weighted average diluted shares outstanding	227,189	229,303	227,676	229,273

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

NET INCOME	$89,460	$82,432	$172,210	$171,177
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20	40	40
OTHER COMPREHENSIVE INCOME:	20	20	40	40
COMPREHENSIVE INCOME	89,480	82,452	172,250	171,217
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(395)	(401)	(752)	(854)
Comprehensive loss attributable to noncontrolling interests in subsidiaries	520	929	1,014	1,834
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$89,605	$82,980	$172,512	$172,197

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total CubeSmart	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2025	227,269	$2,273	$4,302,554	$(249)	$(1,585,135)	$2,719,443	$26,466	$2,745,909	$36,167
Contributions from noncontrolling interests in subsidiaries							11	11
Distributions paid to noncontrolling interests in subsidiaries							(6,659)	(6,659)
Issuance of common shares, net			(21)			(21)		(21)
Repurchase of common shares	(911)	(9)			(33,373)	(33,382)		(33,382)
Issuance of restricted shares	85	1				1		1
Redemption of OP units for cash					4	4		4	(685)
Exercise of stock options	23		608			608		608
Equity compensation expense			3,284			3,284		3,284
Taxes withheld upon net settlement of equity compensation			(2,171)			(2,171)		(2,171)
Adjustment for noncontrolling interests in the Operating Partnership					(755)	(755)		(755)	755
Net income (loss)					82,887	82,887	(494)	82,393	357
Other comprehensive income, net				20		20		20
Common share distributions ($0.53 per share)					(120,655)	(120,655)		(120,655)	(522)
Balance at March 31, 2026	226,466	$2,265	$4,304,254	$(229)	$(1,657,027)	$2,649,263	$19,324	$2,668,587	$36,072
Distributions paid to noncontrolling interests in subsidiaries							(178)	(178)
Issuance of common shares, net			(106)			(106)		(106)
Repurchase of common shares	(1,090)	(11)			(42,494)	(42,505)		(42,505)
Issuance of restricted shares	29
Exercise of stock options	117	1	3,080			3,081		3,081
Equity compensation expense			3,320			3,320		3,320
Taxes withheld upon net settlement of equity compensation			(158)			(158)		(158)
Adjustment for noncontrolling interests in the Operating Partnership					(3,197)	(3,197)		(3,197)	3,197
Net income (loss)					89,585	89,585	(520)	89,065	395
Other comprehensive income, net				20		20		20
Common share distributions ($0.53 per share)					(120,060)	(120,060)		(120,060)	(521)
Balance at June 30, 2026	225,522	$2,255	$4,310,390	$(209)	$(1,733,193)	$2,579,243	$18,626	$2,597,869	$39,143

									Noncontrolling
			Additional	Accumulated Other		Total CubeSmart	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2024	227,765	$2,278	$4,285,570	$(330)	$(1,415,662)	$2,871,856	$30,819	$2,902,675	$51,193
Distributions paid to noncontrolling interests in subsidiaries							(112)	(112)
Issuance of common shares, net			(168)			(168)		(168)
Issuance of restricted shares	103	1				1		1
Conversion from units to shares	52		2,209			2,209		2,209	(2,209)
Equity compensation expense			3,208			3,208		3,208
Taxes withheld upon net settlement of equity compensation			(3,047)			(3,047)		(3,047)
Adjustment for noncontrolling interests in the Operating Partnership					59	59		59	(59)
Net income (loss)					89,197	89,197	(905)	88,292	453
Other comprehensive income, net				20		20		20
Common share distributions ($0.52 per share)					(119,114)	(119,114)		(119,114)	(594)
Balance at March 31, 2025	227,920	$2,279	$4,287,772	$(310)	$(1,445,520)	$2,844,221	$29,802	$2,874,023	$48,784
Distributions paid to noncontrolling interests in subsidiaries							(165)	(165)
Issuance of common shares, net			(122)			(122)		(122)
Issuance of restricted shares	29
Conversion from units to shares	39		1,543			1,543		1,543	(1,543)
Exercise of stock options	46	1	1,668			1,669		1,669
Equity compensation expense			2,504			2,504		2,504
Taxes withheld upon net settlement of equity compensation			(183)			(183)		(183)
Adjustment for noncontrolling interest in the Operating Partnership					180	180		180	(180)
Net income (loss)					82,960	82,960	(929)	82,031	401
Other comprehensive income, net				20		20		20
Common share distributions ($0.52 per share)					(119,114)	(119,114)		(119,114)	(574)
Balance at June 30, 2025	228,034	$2,280	$4,293,182	$(290)	$(1,481,494)	$2,813,678	$28,708	$2,842,386	$46,888

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Operating Activities
Net income	$172,210	$171,177
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including amortization of loan procurement costs	119,441	128,086
Non-cash portion of interest expense related to finance leases	(92)	(32)
Equity in earnings of real estate ventures	(1,163)	(926)
Cash distributed from real estate ventures	2,007	2,010
Gain from sale of real estate, net	(2,503)	—
Equity compensation expense	6,604	5,712
Accretion of fair market value adjustment of debt	415	22
Changes in other operating accounts:
Other assets	(14,041)	(11,658)
Accounts payable and accrued expenses	8,002	6,839
Other liabilities	2,292	2,570
Net cash provided by operating activities	$293,172	$303,800
Investing Activities
Additions and improvements to storage properties	(22,506)	(24,146)
Development costs	(13,044)	(18,264)
Cash paid for partner's interest in real estate venture, net of cash acquired	—	(451,141)
Investments in real estate ventures	(2,057)	—
Cash distributed from real estate ventures	1,791	2,156
Proceeds from note receivable	5,000	—
Proceeds from sale of real estate, net	2,982	—
Net cash used in investing activities	$(27,834)	$(491,395)
Financing Activities
Proceeds from:
Revolving credit facility	583,808	745,041
Principal payments on:
Revolving credit facility	(511,765)	(378,741)
Mortgage loans and notes payable	(611)	(590)
Loan procurement costs	(5,587)	—
Issuance of common shares, net	(126)	(289)
Repurchase of common shares	(75,887)	—
Payments upon net settlement of equity compensation	(2,329)	(3,230)
Exercise of stock options	3,689	1,669
Redemption of units for cash	(681)	—
Contributions from noncontrolling interests in subsidiaries	11	—
Distributions paid to noncontrolling interests in subsidiaries	(6,837)	(277)
Distributions paid to common shareholders	(241,620)	(238,104)
Distributions paid to noncontrolling interests in Operating Partnership	(1,053)	(1,215)
Net cash (used in) provided by financing activities	$(258,988)	$124,264
Change in cash, cash equivalents and restricted cash	6,350	(63,331)
Cash, cash equivalents and restricted cash at beginning of period	10,233	77,663
Cash, cash equivalents and restricted cash at end of period	$16,583	$14,332
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$64,163	$53,713
Supplemental disclosure of noncash activities:
Accretion of put liability	$2,444	$—
Derivative valuation adjustment	$40	$40

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Storage properties	$8,148,814	$8,134,189
Less: Accumulated depreciation	(1,842,330)	(1,758,340)
Storage properties, net (includes VIE amounts of $379,839 and $373,687, respectively)	6,306,484	6,375,849
Cash and cash equivalents (including VIE amounts of $7,206 and $4,397, respectively)	14,310	5,782
Restricted cash (including VIE amounts of $48 and $2,552, respectively)	2,273	4,451
Loan procurement costs, net of amortization	6,628	1,803
Investment in real estate ventures, at equity	73,456	74,034
Other assets, net	181,664	181,274
Total assets	$6,584,815	$6,643,193

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,927,533	$2,925,103
Revolving credit facility	450,843	378,800
Mortgage loans and notes payable, net (including VIE amounts of $7,089 and $7,092, respectively)	97,637	98,859
Lease liabilities - finance leases	65,487	65,579
Accounts payable, accrued expenses and other liabilities	241,816	229,666
Distributions payable	120,604	121,519
Deferred revenue	43,883	41,591
Total liabilities	3,947,803	3,861,117

Limited Partnership interests of third parties	39,143	36,167

Commitments and contingencies

Capital
General Partner	2,579,452	2,719,692
Accumulated other comprehensive loss	(209)	(249)
Total CubeSmart, L.P. capital	2,579,243	2,719,443
Noncontrolling interests in subsidiaries	18,626	26,466
Total capital	2,597,869	2,745,909
Total liabilities and capital	$6,584,815	$6,643,193

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

REVENUES
Rental income	$242,217	$239,557	$482,142	$472,322
Other property related income	34,240	32,596	66,312	62,362
Property management fee income	10,029	10,150	19,961	20,655
Total revenues	286,486	282,303	568,415	555,339
OPERATING EXPENSES
Property operating expenses	96,018	89,028	186,086	171,962
Depreciation and amortization	55,839	66,488	117,277	125,644
General and administrative	17,246	14,897	34,435	30,965
Total operating expenses	169,103	170,413	337,798	328,571
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(30,341)	(29,090)	(60,172)	(55,190)
Loan procurement amortization expense	(1,099)	(1,221)	(2,164)	(2,442)
Equity in earnings of real estate ventures	556	547	1,163	926
Gain from sale of real estate, net	2,503	—	2,503	—
Other	458	306	263	1,115
Total other expense	(27,923)	(29,458)	(58,407)	(55,591)
NET INCOME	89,460	82,432	172,210	171,177
Net loss attributable to noncontrolling interests in subsidiaries	520	929	1,014	1,834
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	$89,980	$83,361	$173,224	$173,011

Basic earnings per unit attributable to CubeSmart, L.P.	$0.40	$0.36	$0.76	$0.75
Diluted earnings per unit attributable to CubeSmart, L.P.	$0.39	$0.36	$0.76	$0.75

Weighted average basic units outstanding	227,758	229,852	228,274	229,842
Weighted average diluted units outstanding	228,173	230,418	228,661	230,415

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

NET INCOME	$89,460	$82,432	$172,210	$171,177
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20	40	40
OTHER COMPREHENSIVE INCOME:	20	20	40	40
COMPREHENSIVE INCOME	89,480	82,452	172,250	171,217
Comprehensive loss attributable to noncontrolling interests in subsidiaries	520	929	1,014	1,834
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUBESMART, L.P.	$90,000	$83,381	$173,264	$173,051

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

				Total			Limited
	General Partner		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units		Comprehensive	L.P.	Interests in	Total	Interests
	Outstanding	Amount	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2025	227,269	$2,719,692	$(249)	$2,719,443	$26,466	$2,745,909	$36,167
Contributions from noncontrolling interests in subsidiaries					11	11
Distributions paid to noncontrolling interests in subsidiaries					(6,659)	(6,659)
Issuance of OP units, net		(21)		(21)		(21)
Repurchase of OP units	(911)	(33,382)		(33,382)		(33,382)
Issuance of restricted OP units	85	1		1		1
Redemption of OP units for cash		4		4		4	(685)
Exercise of OP unit options	23	608		608		608
Equity compensation expense		3,284		3,284		3,284
Taxes withheld upon net settlement of equity compensation		(2,171)		(2,171)		(2,171)
Adjustment for Limited Partnership interests of third parties		(755)		(755)		(755)	755
Net income (loss)		82,887		82,887	(494)	82,393	357
Other comprehensive income, net			20	20		20
OP unit distributions ($0.53 per unit)		(120,655)		(120,655)		(120,655)	(522)
Balance at March 31, 2026	226,466	$2,649,492	$(229)	$2,649,263	$19,324	$2,668,587	$36,072
Distributions to noncontrolling interests in subsidiaries					(178)	(178)
Issuance of OP units, net		(106)		(106)		(106)
Repurchase of OP units	(1,090)	(42,505)		(42,505)		(42,505)
Issuance of restricted OP units	29
Exercise of OP unit options	117	3,081		3,081		3,081
Equity compensation expense		3,320		3,320		3,320
Taxes withheld upon net settlement of equity compensation		(158)		(158)		(158)
Adjustment for Limited Partnership interests of third parties		(3,197)		(3,197)		(3,197)	3,197
Net income (loss)		89,585		89,585	(520)	89,065	395
Other comprehensive income, net			20	20		20
OP unit distributions ($0.53 per unit)		(120,060)		(120,060)		(120,060)	(521)
Balance at June 30, 2026	225,522	$2,579,452	$(209)	$2,579,243	$18,626	$2,597,869	$39,143

				Total			Limited
	General Partner		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units		Comprehensive	L.P.	Interests in	Total	Interests
	Outstanding	Amount	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2024	227,765	$2,872,186	$(330)	$2,871,856	$30,819	$2,902,675	$51,193
Distributions paid to noncontrolling interests in subsidiaries					(112)	(112)
Issuance of OP units, net		(168)		(168)		(168)
Issuance of restricted OP units	103	1		1		1
Conversion from OP units to shares	52	2,209		2,209		2,209	(2,209)
Equity compensation expense		3,208		3,208		3,208
Taxes withheld upon net settlement of equity compensation		(3,047)		(3,047)		(3,047)
Adjustment for Limited Partnership interests of third parties		59		59		59	(59)
Net income (loss)		89,197		89,197	(905)	88,292	453
Other comprehensive income, net			20	20		20
OP unit distributions ($0.52 per unit)		(119,114)		(119,114)		(119,114)	(594)
Balance at March 31, 2025	227,920	$2,844,531	$(310)	$2,844,221	$29,802	$2,874,023	$48,784
Distributions to noncontrolling interests in subsidiaries					(165)	(165)
Issuance of OP units, net		(122)		(122)		(122)
Issuance of restricted OP units	29
Conversion from OP units to shares	39	1,543		1,543		1,543	(1,543)
Exercise of OP unit options	46	1,669		1,669		1,669
Equity compensation expense		2,504		2,504		2,504
Taxes withheld upon net settlement of equity compensation		(183)		(183)		(183)
Adjustment for Limited Partnership interests of third parties		180		180		180	(180)
Net income (loss)		82,960		82,960	(929)	82,031	401
Other comprehensive income, net			20	20		20
OP unit distributions ($0.52 per unit)		(119,114)		(119,114)		(119,114)	(574)
Balance at June 30, 2025	228,034	$2,813,968	$(290)	$2,813,678	$28,708	$2,842,386	$46,888

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2026	2025
Operating Activities
Net income	$172,210	$171,177
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization, including amortization of loan procurement costs	119,441	128,086
Non-cash portion of interest expense related to finance leases	(92)	(32)
Equity in earnings of real estate ventures	(1,163)	(926)
Cash distributed from real estate ventures	2,007	2,010
Gain from sale of real estate, net	(2,503)	—
Equity compensation expense	6,604	5,712
Accretion of fair market value adjustment of debt	415	22
Changes in other operating accounts:
Other assets	(14,041)	(11,658)
Accounts payable and accrued expenses	8,002	6,839
Other liabilities	2,292	2,570
Net cash provided by operating activities	$293,172	$303,800
Investing Activities
Additions and improvements to storage properties	(22,506)	(24,146)
Development costs	(13,044)	(18,264)
Cash paid for partner's interest in real estate venture, net of cash acquired	—	(451,141)
Investments in real estate ventures	(2,057)	—
Cash distributed from real estate ventures	1,791	2,156
Proceeds from note receivable	5,000	—
Proceeds from sale of real estate, net	2,982	—
Net cash used in investing activities	$(27,834)	$(491,395)
Financing Activities
Proceeds from:
Revolving credit facility	583,808	745,041
Principal payments on:
Revolving credit facility	(511,765)	(378,741)
Mortgage loans and notes payable	(611)	(590)
Loan procurement costs	(5,587)	—
Issuance of OP units, net	(126)	(289)
Repurchase of OP units	(75,887)	—
Payments upon net settlement of equity compensation	(2,329)	(3,230)
Exercise of OP unit options	3,689	1,669
Redemption of OP units for cash	(681)	—
Contributions from noncontrolling interests in subsidiaries	11	—
Distributions paid to noncontrolling interests in subsidiaries	(6,837)	(277)
Distributions paid to OP unitholders	(242,673)	(239,319)
Net cash (used in) provided by financing activities	$(258,988)	$124,264
Change in cash, cash equivalents and restricted cash	6,350	(63,331)
Cash, cash equivalents and restricted cash at beginning of period	10,233	77,663
Cash, cash equivalents and restricted cash at end of period	$16,583	$14,332
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$64,163	$53,713
Supplemental disclosure of noncash activities:
Accretion of put liability	$2,444	$—
Derivative valuation adjustment	$40	$40

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the unaudited consolidated financial statements, we use the terms the “Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of June 30, 2026, the Company owned (or partially owned and consolidated) self-storage properties located in the District of Columbia and 25 states throughout the United States, which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties (see note 14).

As of June 30, 2026, the Parent Company owned approximately 99.6% of the partnership interests (“OP Units” or “common units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

The Company typically experiences seasonal fluctuations in the occupancy levels of its stores, which are generally slightly higher during the summer months due to increased moving activity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s combined audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2025, which are included in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

The Operating Partnership meets the criteria of a variable interest entity (“VIE”). The Parent Company’s sole significant asset is its investment in the Operating Partnership. As a result, substantially all of the Parent Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Parent Company’s debt is an obligation of the Operating Partnership, and the Parent Company guarantees the unsecured debt obligations of the Operating Partnership.

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

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	June 30,	December 31,
	2026	2025

	(in thousands)
Land	$1,723,839	$1,714,247
Buildings and improvements	6,228,464	6,203,371
Equipment	131,913	140,027
Construction in progress	22,653	34,599
Right-of-use assets - finance leases	41,945	41,945
Storage properties	8,148,814	8,134,189
Less: Accumulated depreciation	(1,842,330)	(1,758,340)
Storage properties, net	$6,306,484	$6,375,849

The following table summarizes the Company’s acquisition and disposition activity since January 1, 2025.

			Number of	Transaction Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2025 Acquisitions:

HVP IV Assets	Various (see note 4)	February 2025	28	$452,785	(1)
Arizona Asset	Phoenix-Mesa-Scottsdale, AZ	November 2025	1	17,500
Florida Asset	Miami-Fort Lauderdale-Pompano Beach, FL	December 2025	1	31,500
			30	$501,785

(1)	Amount represents the purchase price for the remaining 80% ownership interest in 191 IV CUBE LLC (“HVP IV”), which, at the time of acquisition, owned 28 stores (see note 4). Purchase price includes $44.4 million to repay the Company’s portion of HVP IV’s existing indebtedness.

4. INVESTMENT ACTIVITY

The Company did not acquire or dispose of any wholly-owned stores during the three or six months ended June 30, 2026.

2025 Acquisitions

On February 20, 2025, the Company acquired the remaining 80% ownership interest in HVP IV, an unconsolidated real estate venture in which, prior to such acquisition, the Company owned a 20% noncontrolling interest that was accounted for under the equity method of accounting. As of the date of acquisition, HVP IV owned 28 stores located in Arizona (2), Connecticut (3), Florida (4), Georgia (2), Illinois (5), Maryland (2), Minnesota (1), Pennsylvania (1) and Texas (8) (the “HVP IV Assets”). The purchase price for the 80% ownership interest was $452.8 million, which included $44.4 million to repay the Company’s portion of the venture’s existing indebtedness. The HVP IV Assets were recorded by the Company at $466.9 million, which consisted of the $452.8 million purchase price plus the Company's $14.1 million carryover basis of its previously held equity interest in HVP IV. As a result of the transaction, the HVP IV Assets became wholly owned by the Company and are now consolidated within its financial statements. No gain or loss was recognized as a result of the transaction. In connection with the transaction, which was accounted for as an asset acquisition, the Company allocated the value of the HVP IV Assets and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $32.0 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the six months ended June 30, 2026 was approximately $5.3 million. There was no amortization expense recognized for these in-place leases during the three months ended June 30, 2026. The amortization expense that was recognized during the three and six months ended June 30, 2025 was approximately $8.0 million and $10.7 million, respectively.

During the year ended December 31, 2025, the Company also acquired one store in Arizona and one store in Florida for an aggregate purchase price of $49.0 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on relative fair value. Intangible assets consisted of in-place leases, which aggregated to $2.7 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2026 was approximately $0.7 million and $1.3 million, respectively. There was no amortization expense recognized for these in-place leases during the three or six months ended June 30, 2025.

Development Activity

As of June 30, 2026, the Company held an ownership interest in a consolidated joint venture to develop a single self-storage property located in New York. Construction for this project is expected to be completed during the third quarter of 2027. As of June 30, 2026, development costs incurred to date for this project totaled $11.5 million. Total costs for this project are expected to be $28.0 million. These costs are capitalized to construction in progress while the project is under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company, through two consolidated joint ventures, completed the construction and opened for operation the following stores during the period from January 1, 2025 through June 30, 2026. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

New Rochelle, NY (1)	1	Q1 2026	70%	$28,000
Port Chester, NY	1	Q3 2025	90%	18,100
	2			$46,100

(1)	This store is located adjacent to an existing store. Given this proximity, this store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

5. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures are summarized as follows (dollars in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	June 30,	December 31,	June 30,	December 31,
Unconsolidated Real Estate Ventures	Interest	2026	2025	2026	2025
CBPR Storage Venture, LLC ("CBPR")	15%	1	-	$2,016	$-
Fontana Self Storage, LLC ("Fontana") (1)	50%	1	1	12,637	12,837
Rancho Cucamonga Self Storage, LLC ("RCSS") (1)	50%	1	1	19,289	19,568
191 V CUBE LLC ("HVP V")	20%	6	6	9,704	10,505
CUBE HHF Northeast Venture LLC ("HHFNE")	10%	13	13	1,171	1,230
CUBE HHF Limited Partnership ("HHF")	50%	28	28	28,639	29,894
		50	49	$73,456	$74,034

(1)	On December 9, 2021, the Company completed the acquisition of LAACO, which included a 50% interest in Fontana and RCSS, each of which owns one self-storage property in California. As of the date of acquisition, the Company recognized differences between the Company’s equity investment in Fontana and RCSS and the underlying equity reflected at the venture level. These differences are being amortized over the expected useful life of the self-storage properties owned by the ventures. As of June 30, 2026, the remaining unamortized difference was $11.9 million for Fontana and $17.8 million for RCSS.

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

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
	2026	2025

Assets	(in thousands)
Storage properties, net	$378,532	$367,994
Other assets	15,026	15,283
Total assets	$393,558	$383,277

Liabilities and equity
Debt	$250,391	$249,449
Other liabilities	8,365	5,224
Equity
CubeSmart	43,770	43,917
Joint venture partners	91,032	84,687
Total liabilities and equity	$393,558	$383,277

The following is a summary of results of operations of the Ventures for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025 (1)

	(in thousands)
Total revenues	$15,017	$14,296	$29,753	$34,418
Operating expenses	(6,543)	(6,256)	(13,074)	(15,173)
Other expenses	(240)	(128)	(252)	(238)
Interest expense, net	(2,923)	(3,013)	(5,826)	(7,941)
Depreciation and amortization	(4,450)	(4,056)	(8,801)	(10,352)
Net income	$861	$843	$1,800	$714
Company’s share of net income	$556	$547	$1,163	$926

(1)	HVP IV’s results of operations are included through February 20, 2025 (date of consolidation).

6. OTHER ASSETS

Other assets were comprised of the following as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
	2026	2025

	(in thousands)
Intangible assets, net of accumulated amortization of $1,566 and $26,880, respectively	$1,118	$7,792
Accounts receivable, net	9,649	9,701
Prepaid property taxes	9,198	11,202
Prepaid insurance	8,394	4,101
Amounts due from affiliates (see note 16)	26,522	19,152
Assets related to deferred compensation arrangements	71,805	67,170
Right-of-use assets - operating leases	46,677	48,420
Note receivable (1)	—	5,000
Other	8,301	8,736
Total other assets, net	$181,664	$181,274

(1)	On October 8, 2024, the Company loaned $5.0 million to an owner of five third-party stores managed by the Company, in exchange for a note receivable of the same amount bearing interest at 10.00% per year. The note was collateralized by a pledge of the ownership interests in the underlying properties. The note receivable matured and was repaid in full on May 7, 2026. The interest income related to this note is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

7. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	June 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2026	2025	Interest Rate	Date	Date

	(in thousands)
$300M 3.125% Guaranteed Notes due 2026	$300,000	$300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
$450M 5.125% Guaranteed Notes due 2035	450,000	450,000	5.30%	Aug-25	Nov-35
Principal balance outstanding	2,950,000	2,950,000
Less: Discount on issuance of unsecured senior notes, net	(11,540)	(12,669)
Less: Loan procurement costs, net	(10,927)	(12,228)
Total unsecured senior notes, net	$2,927,533	$2,925,103

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the three and six months ended June 30, 2026, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

8. REVOLVING CREDIT FACILITY

On June 24, 2026, the Company amended and restated, in its entirety, its unsecured revolving credit agreement (the “Third Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of a $1.0 billion unsecured revolving credit facility (the “Revolver”) maturing on June 24, 2030. The Third Amended and Restated Credit Facility provides for two six-month options to extend the maturity date to, at the latest, June 2031 upon the satisfaction of certain conditions. Under the Third Amended and Restated Credit Facility, pricing on the Revolver is dependent upon the Company’s unsecured debt credit ratings and leverage levels. At the Company’s current unsecured debt credit ratings and leverage levels, amounts drawn under the Revolver are priced using a margin of 0.775% plus a facility fee of 0.15% over the Secured Overnight Financing Rate.

As of June 30, 2026, the Revolver had an effective interest rate of 4.61%. Additionally, as of June 30, 2026, $548.5 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by outstanding letters of credit totaling $0.7 million.

Under the Third Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the three and six months ended June 30, 2026, the Operating Partnership was in compliance with all financial covenants of the Third Amended and Restated Credit Facility and its predecessor agreement, the Second Amended and Restated Credit Facility.

9. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	June 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2026	2025	Interest Rate	Date

	(in thousands)
Long Island City II, NY	$16,627	$16,880	2.25%	Jul-26
Long Island City III, NY	16,626	16,880	2.25%	Aug-26
Allen, TX (1)	7,122	7,226	6.29%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	94,675	95,286
Plus: Unamortized fair value adjustment	3,255	3,969
Less: Loan procurement costs, net	(293)	(396)
Total mortgage loans and notes payable, net	$97,637	$98,859

(1)	The Company owns an 85% interest in a consolidated joint venture that is the borrower on this mortgage loan.

As of June 30, 2026 and December 31, 2025, the Company’s mortgage loans and notes payable were secured by certain of its self-storage properties with aggregate net book values of approximately $237.4 million and $240.0 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of June 30, 2026 (in thousands):

2026	$40,375
2027	—
2028	—
2029	54,300
2030	—
2031 and thereafter	—
Total principal payments	$94,675

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents unrealized losses on interest rate swaps (see note 11). The following table summarizes the changes in accumulated other comprehensive loss for the six months ended June 30, 2026 (in thousands).

Beginning balance at December 31, 2025	$(251)
Reclassification of realized losses on interest rate swaps (1)	40
Ending balance at June 30, 2026	(211)
Less: portion included in noncontrolling interests in the Operating Partnership	2
Total accumulated other comprehensive loss included in equity as of June 30, 2026	$(209)

(1)	See note 11 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects within its consolidated statements of operations realized and unrealized gains and losses with respect to the derivative. As of June 30, 2026 and December 31, 2025, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the Company’s consolidated balance sheets at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of $350.0 million of outstanding 4.375% senior notes due 2029 (the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars and forty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three and six months ended June 30, 2026, respectively. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other financial instruments included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at June 30, 2026 and December 31, 2025.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(in thousands)
Carrying value	$3,476,013	$3,402,762
Fair value	$3,317,942	$3,264,666

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations as of June 30, 2026 and December 31, 2025. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within Level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and the respective debt maturities.

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

		CubeSmart	June 30, 2026
	Number	Ownership	Total	Total	Related Party
Consolidated Joint Ventures	of Stores	Interest	Assets	Liabilities	Loans (1)

			(in thousands)
CS 114 S Kensico Ave, LLC ("White Plains")	1	51%	$11,494	$2,841	$—
Hines Capital ("Hines") (2)	14	85%	168,009	118,945	109,614
New Rochelle Investors, LLC ("New Rochelle")	1	70%	44,385	44,223	43,493
1074 Raritan Road, LLC ("Clark")	1	90%	14,696	10,946	10,657
350 Main Street, LLC ("Port Chester")	1	90%	16,973	11,789	11,483
Astoria Investors, LLC ("Astoria")	1	70%	43,884	30,803	29,991
CS Lock Up Anoka, LLC ("Anoka")	1	50%	8,961	5,588	5,544
CS Valley Forge Village Storage, LLC ("VFV")	1	70%	17,387	14,775	14,617
CS Vienna, LLC ("Vienna")	1	80%	27,985	34,047	33,586
SH3, LLC ("SH3")	1	90%	34,868	361	—
	23		$388,642	$274,318	$258,985

(1)	Related party loans represent amounts payable from the joint venture to the Company and are included in total liabilities within the table above. The loans and related party interest have been eliminated for consolidation purposes.

(2)	Consists of two consolidated joint ventures.

Operating Partnership Ownership

During the six months ended June 30, 2026, 19,011 OP Units were redeemed for cash. No OP Units were redeemed during the three months ended June 30, 2026. During the three and six months ended June 30, 2025, 38,965 and 91,465 OP units were redeemed for common shares of the Company, respectively.

As of June 30, 2026 and December 31, 2025, 984,229 and 1,003,240 OP Units, respectively, were owned by third parties. The per unit cash redemption amount of the outstanding OP Units owned by third parties was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value as of June 30, 2026 and December 31, 2025. The aggregate redemption value of the 984,229 OP Units owned by third parties as of June 30, 2026 was $39.1 million.

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

The accounting policies applicable to the self-storage segment are the same as those described in the summary of significant accounting policies included in note 2 to the consolidated financial statements included in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2025. The Company does not have intra-entity sales or transfers. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

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

The following table details the revenues and significant segment-level expenses of the self-storage segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Total revenues	$286,486	$282,303	$568,415	$555,339

Significant segment-level expenses (income):
Property taxes	32,139	30,087	64,173	60,266
Personnel expense	24,698	22,404	46,922	43,784
Advertising	10,523	9,986	16,075	14,407
Repair and maintenance	4,019	3,184	7,102	6,048
Utilities	5,952	5,758	13,137	12,427
Property insurance	3,923	3,856	7,372	8,029
Other property operating expenses	14,764	13,753	31,305	27,001
Total property operating expenses	96,018	89,028	186,086	171,962

Depreciation and amortization	55,839	66,488	117,277	125,644
General and administrative	17,246	14,897	34,435	30,965
Interest expense on loans	30,341	29,090	60,172	55,190
Loan procurement amortization expense	1,099	1,221	2,164	2,442
Equity in earnings of real estate ventures	(556)	(547)	(1,163)	(926)
Gain from sale of real estate, net	(2,503)	—	(2,503)	—
Other	(458)	(306)	(263)	(1,115)
Net income	$89,460	$82,432	$172,210	$171,177

15. COMMITMENTS AND CONTINGENCIES

Development Commitments

As of June 30, 2026, the Company had an agreement with a developer for the construction of one new self-storage property (see note 4), with remaining payments anticipated to approximate $19.3 million. These amounts are due in installments upon completion of certain construction milestones.

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

16. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest totaled $0.7 million and $1.3 million for the three and six months ended June 30, 2026, respectively, compared to $0.6 million and $1.5 million, respectively, during the same periods in 2025.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These reimbursements consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $26.5 million and $19.2 million as of June 30, 2026 and December 31, 2025, respectively, and are included in Other assets, net on the Company’s consolidated balance sheets. Additionally, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $259.0 million and $232.5 million as of June 30, 2026 and December 31, 2025, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party amounts are fully collectible.

The CBPR, HVP V, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from CBPR, HVP V, HVP IV and HHFNE to the Company upon the closing of certain property transactions by CBPR, HVP V, HVP IV and HHFNE or any of their subsidiaries and completion of certain measures as defined in the operating agreements. There were no such fees recognized during the three or six months ended June 30, 2026 or 2025.

Prior to the Company’s purchase of the remaining interest in HVP IV (see note 4), the Company served as lessor in a ground lease related to land underlying an HVP IV property located in Texas. The Company recognized income associated with this ground lease of $0.1 million during the six months ended June 30, 2025. No income associated with this ground lease was recognized during the three months ended June 30, 2025 or the three and six months ended June 30, 2026. This income is included in the component of other (expense) income designated as Other within the Company’s consolidated statements of operations.

17. EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Net income	$89,460	$82,432	$172,210	$171,177
Net income attributable to noncontrolling interests in the Operating Partnership	(395)	(401)	(752)	(854)
Net loss attributable to noncontrolling interests in subsidiaries	520	929	1,014	1,834
Net income attributable to the Company's common shareholders	$89,585	$82,960	$172,472	$172,157

Weighted average basic shares outstanding	226,774	228,737	227,289	228,700
Share options and restricted share units	415	566	387	573
Weighted average diluted shares outstanding	227,189	229,303	227,676	229,273

Basic earnings per share attributable to common shareholders	$0.40	$0.36	$0.76	$0.75
Diluted earnings per share attributable to common shareholders (1)	$0.39	$0.36	$0.76	$0.75

Dividends declared per common share	$0.53	$0.52	$1.06	$1.04

(1)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per share were 1.9 million for both the three and six months ended June 30, 2026 and 1.4 million for both the three and six months ended June 30, 2025.

Income allocated to noncontrolling interests of the Operating Partnership has been excluded from the numerator and OP Units owned by third parties have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts in the numerator and denominator would be anti-dilutive. Weighted average outstanding OP Units owned by third parties were 1.0 million for both the three and six months ended June 30, 2026 and 1.4 million for both the three and six months ended June 30, 2025.

Earnings per unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except per unit amounts)
Net income	$89,460	$82,432	$172,210	$171,177
Net loss attributable to noncontrolling interests in subsidiaries	520	929	1,014	1,834
Net income attributable to CubeSmart, L.P.	$89,980	$83,361	$173,224	$173,011

Weighted average basic units outstanding	227,758	229,852	228,274	229,842
Unit options and restricted share units	415	566	387	573
Weighted average diluted units outstanding	228,173	230,418	228,661	230,415

Basic earnings per unit attributable to CubeSmart, L.P.	$0.40	$0.36	$0.76	$0.75
Diluted earnings per unit attributable to CubeSmart, L.P. (1)	$0.39	$0.36	$0.76	$0.75

Dividends declared per common unit	$0.53	$0.52	$1.06	$1.04

(1)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per unit were 1.9 million for both the three and six months ended June 30, 2026 and 1.4 million for both the three and six months ended June 30, 2025.

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

	As of June 30,
	2026	2025
Outstanding OP Units owned by third parties	984,229	1,103,240
Outstanding OP Units owned by the General Partner	225,521,694	228,033,843

18. SUBSEQUENT EVENTS

Subsequent to June 30, 2026, the Company entered into an agreement to contribute 15 wholly-owned stores to a newly-formed joint venture with an affiliate of Heitman Capital Management (“Heitman”) for an agreed-upon value of $197.0 million. The Company will receive cash and own a 20% interest in the joint venture, while Heitman will contribute cash and own the remaining 80% interest. The stores subject to the agreement contain approximately 0.9 million square feet and are located in Connecticut (3), Georgia (1), North Carolina (2), Ohio (1), Texas (2), Utah (4) and Virginia (2). The transaction is expected to close in the fourth quarter of 2026.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the design, development, acquisition, operation, leasing, and management of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of June 30, 2026 and December 31, 2025, we owned (or partially owned and consolidated) 662 self-storage properties containing an aggregate of approximately 48.5 million rentable square feet and 662 self-storage properties containing an aggregate of approximately 48.4 million rentable square feet, respectively. As of June 30, 2026, we owned stores in the District of Columbia and the following 25 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of June 30, 2026, we managed 872 stores for third parties (including 50 stores containing an aggregate of approximately 3.4 million rentable square feet as part of six separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 1,534. As of June 30, 2026, we managed stores for third parties in the following 41 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues for the three months ended June 30, 2026. Our stores in New York, Florida, Texas and California provided approximately 18%, 13%, 11% and 10%, respectively, of total revenues for the six months ended June 30, 2026.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events or circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of the net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three or six months ended June 30, 2026 and 2025.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no stores classified as held for sale as of June 30, 2026.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, cash distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the three or six months ended June 30, 2026 and 2025.

Differences between the Company’s net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. As of June 30, 2026 and December 31, 2025, the Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $29.7 million and $30.1 million, respectively. These differences are amortized over the estimated useful lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures within our consolidated statements of operations.

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes thereto. Historical results set forth in our consolidated statements of operations reflect only the existing stores for each period presented and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of June 30, 2026, we owned 623 same-store properties and 39 non same-store properties. The non same-store property portfolio results include 2025 and 2026 acquisitions, dispositions, newly developed stores, stores with a significant portion of net rentable square footage taken out of service or stores that have not yet reached stabilization as defined above. For analytical presentation, all percentages are calculated using the numbers presented in the unaudited consolidated financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. The following table summarizes the change in the number of owned (or partially owned and consolidated) stores from January 1, 2025 through June 30, 2026:

	2026	2025

Balance - January 1	662	631
Stores acquired	—	28
Stores developed	1	—
Stores combined (1)	(1)	—
Balance - March 31	662	659
Stores acquired	—	—
Balance - June 30	662	659
Stores developed		1
Balance - September 30		660
Stores acquired		2
Balance - December 31		662

(1)	During the quarter ended March 31, 2026, we completed development of a new store located in New Rochelle, NY for approximately $28.0 million. The developed store is located adjacent to an existing store. Given this proximity, the developed store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Property Portfolio		Eliminations		Total Portfolio
				%								%
	2026	2025	Change	Change	2026	2025	2026	2025	2026	2025	Change	Change
REVENUES:
Rental income	$228,357	$227,135	$1,222	0.5%	$13,860	$12,422	$—	$—	$242,217	$239,557	$2,660	1.1%
Other property related income	13,030	12,331	699	5.7%	727	609	20,483	19,656	34,240	32,596	1,644	5.0%
Property management fee income	—	—	—	0.0%	—	—	10,029	10,150	10,029	10,150	(121)	(1.2)%
Total revenues	241,387	239,466	1,921	0.8%	14,587	13,031	30,512	29,806	286,486	282,303	4,183	1.5%

OPERATING EXPENSES:
Property operating expenses	74,824	71,690	3,134	4.4%	5,407	4,796	15,787	12,542	96,018	89,028	6,990	7.9%
NET OPERATING INCOME:	166,563	167,776	(1,213)	(0.7)%	9,180	8,235	14,725	17,264	190,468	193,275	(2,807)	(1.5)%

Store count	623	623			39	36			662	659
Total rentable square feet	45,241	45,241			3,227	2,868			48,468	48,109
Period end occupancy	91.0%	91.0%			86.9%	86.5%			90.7%	90.8%
Period average occupancy	90.4%	90.5%
Realized annual rent per occupied sq. ft. (1)	$22.34	$22.18

Depreciation and amortization									55,839	66,488	(10,649)	(16.0)%
General and administrative									17,246	14,897	2,349	15.8%
Subtotal									73,085	81,385	(8,300)	(10.2)%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(30,341)	(29,090)	(1,251)	(4.3)%
Loan procurement amortization expense									(1,099)	(1,221)	122	10.0%
Equity in earnings of real estate ventures									556	547	9	1.6%
Gain from sale of real estate, net									2,503	—	2,503	100.0%
Other									458	306	152	49.7%
Total other expense									(27,923)	(29,458)	1,535	5.2%
NET INCOME									89,460	82,432	7,028	8.5%
Net income attributable to noncontrolling interests in the Operating Partnership									(395)	(401)	6	1.5%
Net loss attributable to noncontrolling interests in subsidiaries									520	929	(409)	(44.0)%
NET INCOME ATTRIBUTABLE TO THE COMPANY'S COMMON SHAREHOLDERS									$89,585	$82,960	$6,625	8.0%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Total revenues increased from $282.3 million for the three months ended June 30, 2025 to $286.5 million for the three months ended June 30, 2026, an increase of $4.2 million, or 1.5%. This increase was primarily attributable to increased rental rates in our same-store portfolio.

Operating Expenses

Property operating expenses increased from $89.0 million for the three months ended June 30, 2025 to $96.0 million for the three months ended June 30, 2026, an increase of $7.0 million, or 7.9%. This increase was primarily attributable to increases in personnel expense and property taxes.

Depreciation and amortization decreased from $66.5 million for the three months ended June 30, 2025 to $55.8 million for the three months ended June 30, 2026, a decrease of $10.6 million, or 16.0%. This decrease was primarily attributable to decreased amortization of in-place lease intangibles related to stores acquired in 2025.

General and administrative expenses increased from $14.9 million for the three months ended June 30, 2025 to $17.2 million for the three months ended June 30, 2026, an increase of $2.3 million, or 15.8%. This increase was primarily attributable to increases in personnel expense.

Other (Expense) Income

Interest expense on loans increased from $29.1 million during the three months ended June 30, 2025 to $30.3 million during the three months ended June 30, 2026, an increase of $1.3 million, or 4.3%. The increase was attributable to an increase in the average outstanding debt balance and higher interest rates during the 2026 period compared to the 2025 period. The average outstanding debt balance increased from $3.43 billion during the three months ended June 30, 2025 to $3.51 billion during the three months ended June 30, 2026. The weighted average effective interest rate on our outstanding debt increased from 3.32% during the three months ended June 30, 2025 to 3.33% for the three months ended June 30, 2026.

Gain from sale of real estate, net was $2.5 million for the three months ended June 30, 2026. This gain was related to the sale of a parcel of land adjacent to one of our stores. There were no such gains during the three months ended June 30, 2025.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Property Portfolio		Eliminations		Total Portfolio
				%								%
	2026	2025	Change	Change	2026	2025	2026	2025	2026	2025	Change	Change
REVENUES:
Rental income	$454,547	$452,813	$1,734	0.4%	$27,595	$19,509	$—	$—	$482,142	$472,322	$9,820	2.1%
Other property related income	24,814	23,126	1,688	7.3%	1,356	1,005	40,142	38,231	66,312	62,362	3,950	6.3%
Property management fee income	—	—	—	0.0%	—	—	19,961	20,655	19,961	20,655	(694)	(3.4)%
Total revenues	479,361	475,939	3,422	0.7%	28,951	20,514	60,103	58,886	568,415	555,339	13,076	2.4%

OPERATING EXPENSES:
Property operating expenses	147,021	139,901	7,120	5.1%	10,558	7,567	28,507	24,494	186,086	171,962	14,124	8.2%
NET OPERATING INCOME:	332,340	336,038	(3,698)	(1.1)%	18,393	12,947	31,596	34,392	382,329	383,377	(1,048)	(0.3)%

Store count	623	623			39	36			662	659
Total rentable square feet	45,241	45,241			3,227	2,868			48,468	48,109
Period end occupancy	91.0%	91.0%			86.9%	86.5%			90.7%	90.8%
Period average occupancy	89.7%	90.0%
Realized annual rent per occupied sq. ft. (1)	$22.40	$22.25

Depreciation and amortization									117,277	125,644	(8,367)	(6.7)%
General and administrative									34,435	30,965	3,470	11.2%
Subtotal									151,712	156,609	(4,897)	(3.1)%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(60,172)	(55,190)	(4,982)	(9.0)%
Loan procurement amortization expense									(2,164)	(2,442)	278	11.4%
Equity in earnings of real estate ventures									1,163	926	237	25.6%
Gain from sale of real estate, net									2,503	—	2,503	100.0%
Other									263	1,115	(852)	(76.4)%
Total other expense									(58,407)	(55,591)	(2,816)	(5.1)%

NET INCOME									172,210	171,177	1,033	0.6%
Net income attributable to noncontrolling interests in the Operating Partnership									(752)	(854)	102	11.9%
Net loss attributable to noncontrolling interests in subsidiaries									1,014	1,834	(820)	(44.7)%
NET INCOME ATTRIBUTABLE TO THE COMPANY'S COMMON SHAREHOLDERS									$172,472	$172,157	$315	0.2%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Total revenues increased from $555.3 million for the six months ended June 30, 2025 to $568.4 million for the six months ended June 30, 2026, an increase of $13.1 million, or 2.4%. This increase was primarily attributable to additional revenues from stores acquired or opened in 2025 and 2026 included in our non same-store portfolio.

Operating Expenses

Property operating expenses increased from $172.0 million for the six months ended June 30, 2025 to $186.1 million for the six months ended June 30, 2026, an increase of $14.1 million, or 8.2%. This increase was primarily attributable to increases in property taxes, personnel expense and advertising.

General and administrative expenses increased from $31.0 million for the six months ended June 30, 2025 to $34.4 million for the six months ended June 30, 2026, an increase of $3.5 million, or 11.2%. This increase was primarily attributable to increases in personnel expense.

Other (Expense) Income

Interest expense on loans increased from $55.2 million during the six months ended June 30, 2025 to $60.2 million during the six months ended June 30, 2026, an increase of $5.0 million, or 9.0%. The increase was attributable to an increase in the average outstanding debt balance and higher interest rates during the 2026 period compared to the 2025 period. The average outstanding debt balance increased from $3.31 billion during the six months ended June 30, 2025 to $3.49 billion during the six months ended June 30, 2026. The weighted average effective interest rate on our outstanding debt increased from 3.25% during the six months ended June 30, 2025 to 3.33% for the six months ended June 30, 2026.

Gain from sale of real estate, net was $2.5 million for the six months ended June 30, 2026. This gain was related to the sale of a parcel of land adjacent to one of our stores. There were no such gains during the six months ended June 30, 2025.

Cash Flows

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

A comparison of cash flows from operating, investing and financing activities for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
Net cash provided by (used in):	2026	2025	Change

	(in thousands)

Operating activities	$293,172	$303,800	$(10,628)
Investing activities	$(27,834)	$(491,395)	$463,561
Financing activities	$(258,988)	$124,264	$(383,252)

Cash provided by operating activities decreased from $303.8 million for the six months ended June 30, 2025 to $293.2 million for the six months ended June 30, 2026, reflecting a decrease of $10.6 million. The decreased cash flow from operating activities was primarily attributable to increased cash paid for interest for the 2026 period as compared to the corresponding 2025 period.

Cash used in investing activities decreased from $491.4 million for the six months ended June 30, 2025 to $27.8 million for the six months ended June 30, 2026, reflecting a change of $463.6 million. This change was primarily the result of $451.1 million paid to acquire the remaining 80% ownership interest in 191 IV CUBE LLC during the 2025 period. There were no acquisitions during the 2026 period.

Cash provided by financing activities was $124.3 million for the six months ended June 30, 2025 compared to $259.0 million of cash used in financing activities for the six months ended June 30, 2026, reflecting a change of $383.3 million. The change was primarily the result of a $294.3 million decrease in net proceeds from our revolving credit facility during the 2026 period as compared to the corresponding 2025 period as well as $75.9 million in payments to repurchase common shares during the 2026 period. There were no such repurchases during the 2025 period.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores; repay certain indebtedness; pay interest expense and scheduled principal payments on debt; fund expected distributions to limited partners and shareholders; and fund capital expenditures and the acquisition and development of new stores. These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2026 fiscal year, we expect recurring capital expenditures to be approximately $12.5 million to $17.5 million, planned capital improvements and store upgrades to be approximately $9.0 million to $14.0 million and costs associated with the development of new stores to be approximately $2.0 to $7.0 million. Our currently scheduled principal payments on our outstanding debt, including the repayment of unsecured senior notes, are approximately $340.4 million for the remainder of 2026.

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

As of June 30, 2026, we had approximately $14.3 million in available cash and cash equivalents. In addition, we had approximately $548.5 million of availability for borrowings under our Revolver.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	June 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2026	2025	Interest Rate	Date	Date

	(in thousands)
$300M 3.125% Guaranteed Notes due 2026	$300,000	$300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
$450M 5.125% Guaranteed Notes due 2035	450,000	450,000	5.30%	Aug-25	Nov-35
Principal balance outstanding	2,950,000	2,950,000
Less: Discount on issuance of unsecured senior notes, net	(11,540)	(12,669)
Less: Loan procurement costs, net	(10,927)	(12,228)
Total unsecured senior notes, net	$2,927,533	$2,925,103

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the three and six months ended June 30, 2026, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility

On June 24, 2026, we amended and restated, in its entirety, our unsecured revolving credit agreement (the “Third Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of a $1.0 billion unsecured revolving credit facility (the “Revolver”) maturing on June 24, 2030. The Third Amended and Restated Credit Facility provides for two six-month options to extend the maturity date to, at the latest, June 2031 upon the satisfaction of certain conditions. Under the Third Amended and Restated Credit Facility, pricing on the Revolver is dependent upon our unsecured debt credit ratings and leverage levels. At our current unsecured debt credit ratings and leverage levels, amounts drawn under the Revolver are priced using a margin of 0.775% plus a facility fee of 0.15% over the Secured Overnight Financing Rate.

As of June 30, 2026, the Revolver had an effective interest rate of 4.61%. Additionally, as of June 30, 2026, $548.5 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by outstanding letters of credit totaling $0.7 million.

Under the Third Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the three and six months ended June 30, 2026, the Operating Partnership was in compliance with all financial covenants of the Third Amended and Restated Credit Facility and its predecessor agreement, the Second Amended and Restated Credit Facility.

Mortgage Loans and Notes Payable

Our mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	June 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2026	2025	Interest Rate	Date

	(in thousands)
Long Island City II, NY	$16,627	$16,880	2.25%	Jul-26
Long Island City III, NY	16,626	16,880	2.25%	Aug-26
Allen, TX (1)	7,122	7,226	6.29%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	94,675	95,286
Plus: Unamortized fair value adjustment	3,255	3,969
Less: Loan procurement costs, net	(293)	(396)
Total mortgage loans and notes payable, net	$97,637	$98,859

(1)	We own an 85% interest in a consolidated joint venture that is the borrower on this mortgage loan.

At-the-Market Equity Program

On March 3, 2025, we replaced our prior at-the-market equity distribution program with a new at-the-market equity distribution program. Under the new program, we may sell, from time to time, up to an aggregate of 13,510,817 common shares of CubeSmart through agents acting as our sales agents or as forward sellers of common shares borrowed from third parties (if acting as forward sellers). Sales of common shares, if any, made through the agents, as our sales agents, or as forward sellers, may be made by any method permitted by law to be an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or by any other method permitted by applicable law. We may also sell common shares to a sales agent, as principal for its own account, at a price to be agreed upon at the time of sale. Actual sales, if any, under the program will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs and determinations by us of the appropriate sources of our funding. As of June 30, 2026, we had not sold any common shares under the new program.

Repurchase of Common Shares

During the three and six months ended June 30, 2026, we repurchased 1.1 million and 2.0 million common shares of beneficial interest, respectively, under our share repurchase program. The average purchase price was $38.96 per share for the three-month period and $37.90 per share for the six-month period. There were no such repurchases during the three or six months ended June 30, 2025. Additionally, on February 24, 2026, the Company’s Board of Trustees (the “Board”) authorized additional share repurchases of up to 10.0 million of the Parent Company’s outstanding common shares. As of June 30, 2026, 10.1 million common shares remained available for repurchase under this program.

Recent Developments

Subsequent to June 30, 2026, we entered into an agreement to contribute 15 wholly-owned stores to a newly-formed joint venture with an affiliate of Heitman Capital Management (“Heitman”) for an agreed-upon value of $197.0 million. We will receive cash and own a 20% interest in the joint venture, while Heitman will contribute cash and own the remaining 80% interest. The stores subject to the agreement contain approximately 0.9 million square feet and are located in Connecticut (3), Georgia (1), North Carolina (2), Ohio (1), Texas (2), Utah (4) and Virginia (2). The transaction is expected to close in the fourth quarter of 2026.

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

FFO, as adjusted

FFO, as adjusted represents FFO, as defined above, excluding the effects of acquisition related costs, gains or losses from early extinguishment of debt, and non-recurring items, which we believe are not indicative of the Company’s operating results. We present FFO, as adjusted because we believe it is a helpful measure in understanding our results of operations insofar as we believe that the items noted above that are included in FFO, but excluded from FFO, as adjusted are not indicative of our ongoing operating results. We also believe that investors, analysts and other stakeholders consider our FFO, as adjusted (or similar measures using different terminology) when evaluating us. Because other REITs or real estate companies may not compute FFO, as adjusted in the same manner as we do, and may use different terminology, our computation of FFO, as adjusted may not be comparable to FFO, as adjusted reported by other REITs or real estate companies.

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO (and FFO, as adjusted) attributable to the Company’s common shareholders and third-party OP unitholders for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Net income attributable to the Company’s common shareholders	$89,585	$82,960	$172,472	$172,157

Add (deduct):
Real estate depreciation and amortization:
Real property	54,023	64,118	113,531	120,807
Company’s share of unconsolidated real estate ventures	1,493	1,433	2,971	3,243
Gain from sale of real estate, net (1)	(2,503)	—	(2,503)	—
Net income attributable to noncontrolling interests in the Operating Partnership	395	401	752	854
FFO attributable to the Company's common shareholders and third-party OP unitholders	$142,993	$148,912	$287,223	$297,061

Add:
Loss on early extinguishment of debt (2)	59	—	59	—
FFO, as adjusted, attributable to the Company's common shareholders and third-party OP unitholders	$143,052	$148,912	$287,282	$297,061

Weighted average diluted shares outstanding	227,189	229,303	227,676	229,273
Weighted average diluted units outstanding owned by third parties	984	1,115	985	1,142
Weighted average diluted shares and units outstanding	228,173	230,418	228,661	230,415

(1)	Relates to a gain from the sale of a land parcel adjacent to one of our stores.
(2)	Relates to the write-off of unamortized loan procurement costs associated with the amendment and restatement of our unsecured revolving credit facility.

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

As of June 30, 2026, our consolidated debt consisted of $3.04 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of June 30, 2026, there were $450.8 million of outstanding unsecured credit facility borrowings subject to floating rates.  Changes in market interest rates have different impacts on the fixed- and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable-rate debt increase by 100 basis points, the increase in annual interest expense on our variable-rate debt would decrease future earnings and cash flows by approximately $4.5 million a year. If market interest rates on our variable-rate debt decrease by 100 basis points, the decrease in interest expense on our variable-rate debt would increase future earnings and cash flows by approximately $4.5 million a year.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $103.6 million. If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $109.5 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended June 30, 2026:

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1 - April 30	65,113	(1)	$36.05	60,800	11,138,484
May 1 - May 31	590,230		$38.99	590,230	10,548,254
June 1 - June 30	439,500		$39.32	439,500	10,108,754
Total	1,094,843		$38.95	1,090,530	10,108,754

(1)	Of this total, 4,313 shares represent common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

(2)	On June 26, 2007, the Board approved a share repurchase program for up to 3.0 million of the Parent Company’s outstanding common shares. Additionally, on February 24, 2026, the Board authorized additional share repurchases of up to 10.0 million of the Parent Company’s outstanding common shares. This share repurchase authorization is in addition to, and does not supersede, the existing share repurchase authorization made in 2007. Unless terminated earlier by resolution of the Board, the program will expire when the number of authorized shares has been repurchased.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2026, none of our trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1

Third Amended and Restated Credit Agreement dated as of June 24, 2026 by and among CubeSmart, L.P., CubeSmart, the Lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2026.

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

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended June 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

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

CUBESMART
(Registrant)

Date: July 31, 2026	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2026	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2026	By:	/s/ Matthew D. DeNarie

Matthew D. DeNarie, Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

, L.P
CUBESMART, L.P.
(Registrant)

Date: July 31, 2026	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2026	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2026	By:	/s/ Matthew D. DeNarie

Matthew D. DeNarie, Chief Accounting Officer
(Principal Accounting Officer)